Form 10-Q
period 1993-12-31
FIRST BRANDS CORP
filed 1994-02-14
CIK 797320

________________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q
                                QUARTERLY REPORT
                                     UNDER
                            SECTION 13 OR 15 (D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
FOR QUARTER ENDED DECEMBER 31, 1993               COMMISSION FILE NUMBER 33-7264

                            ------------------------

                            FIRST BRANDS CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                            ------------------------

                        Delaware                                                 06-1171404
                 State of Incorporation                              (IRS Employer Identification No.)

                      83 Wooster Heights Rd., Building 301
                                 P.O. Box 1911
                              Danbury, Connecticut
                                   06813-1911
              (Address of principal executive offices) (Zip Code)
               Registrant's telephone number, including area code
                                  203-731-2300

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   YES [x] NO [ ]
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                         CLASS                                        OUTSTANDING AT DECEMBER 31, 1993
              COMMON STOCK, $.01 PAR VALUE                                   21,941,559 SHARES

________________________________________________________________________________

                            FIRST BRANDS CORPORATION
                               INDEX TO FORM 10-Q

                                                                                                            PAGE
                                                                                                            -----
PART I -- FINANCIAL INFORMATION
Item 1.   Financial Statements
     Consolidated Condensed Statements of Income For the Three Month Periods Ended December 31, 1993 and
      1992...............................................................................................       3
     Consolidated Condensed Statements of Income For the Six Month Periods Ended December 31, 1993 and
      1992...............................................................................................       4
     Consolidated Condensed Balance Sheets December 31, 1993 and June 30, 1993...........................       5
     Consolidated Condensed Statement of Stockholders' Equity -- For the Six Month Period Ended December
      31, 1993...........................................................................................       6
     Consolidated Condensed Statements of Cash Flows -- For the Six Month Periods Ended December 31, 1993
      and 1992...........................................................................................       7
     Notes to Consolidated Condensed Financial Statements................................................    8-11
     Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.......
                                                                                                            12-14
     Independent Accountants' Report.....................................................................      15
PART II -- OTHER INFORMATION
Item 1.   Legal Proceedings..............................................................................      16
Items 2-6................................................................................................   16-19
SIGNATURE................................................................................................      20

                            FIRST BRANDS CORPORATION
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                                            THREE MONTHS         THREE MONTHS
                                                                ENDED                ENDED
                                                          DECEMBER 31, 1993    DECEMBER 31, 1992
                                                          -----------------    -----------------
                                                             (IN THOUSANDS, EXCEPT PER SHARE
                                                                         AMOUNTS)
                                                                       (UNAUDITED)
Net sales..............................................       $ 270,393            $ 268,018
Cost of goods sold.....................................         166,633              170,759
Selling, general and administrative expenses...........          63,160               61,041
Amortization and other depreciation....................           6,109                4,499
Interest expense.......................................           5,322                5,711
Discount on sale of receivables........................           1,019                1,058
Other income (expense), net............................            (267)                 195
Income before provision for income taxes...............          27,883               25,145
Provision for income taxes.............................          11,491               10,260
Net income.............................................       $  16,392            $  14,885
Net income per common share and common equivalent share
  (Note 6):............................................       $    0.74            $    0.68
Weighted average common and common equivalent shares
  outstanding (Note 6).................................          22,162               21,843

     See accompanying notes to consolidated condensed financial statements.

                            FIRST BRANDS CORPORATION
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                                             SIX MONTHS           SIX MONTHS
                                                                ENDED                ENDED
                                                          DECEMBER 31, 1993    DECEMBER 31, 1992
                                                          -----------------    -----------------
                                                                (IN THOUSANDS, EXCEPT PER
                                                                      SHARE AMOUNTS)
                                                                       (UNAUDITED)
Net sales..............................................       $ 550,206            $ 537,015
Cost of goods sold.....................................         339,602              337,682
Selling, general and administrative expenses...........         128,452              124,759
Amortization and other depreciation....................          11,896               10,034
Interest expense.......................................          10,664               12,183
Discount on sale of receivables........................           2,024                2,185
Other income (expense), net............................            (288)                 204
Income before provision for income taxes...............          57,280               50,376
Provision for income taxes.............................          24,516               20,486
Net income.............................................       $  32,764            $  29,890
Net income per common share and common equivalent share
  (Note 6):............................................       $    1.48            $    1.37
Weighted average common and common equivalent shares
  outstanding (Note 6).................................          22,097               21,821

     See accompanying notes to consolidated condensed financial statements.

                            FIRST BRANDS CORPORATION
                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                  DECEMBER 31, 1993    JUNE 30, 1993
                                                                                  -----------------    -------------
                                                                                            (IN THOUSANDS)
                                                                                     (UNAUDITED)
                                    ASSETS
Cash and cash equivalents......................................................       $   9,718          $  11,672
Accounts and notes receivable -- net...........................................          96,262             85,257
Inventories....................................................................         166,685            177,148
Prepaid expenses...............................................................           3,738              5,674
          Total current assets.................................................         276,403            279,751
Property, plant and equipment (net of accumulated depreciation of $80,501 and
  $69,570).....................................................................         253,286            252,372
Patents, trademarks, proprietary technology and other intangibles (net of
  accumulated amortization of $185,630 and $177,621)...........................         240,898            247,226
Deferred charges and other assets (net of accumulated amortization of $46,215
  and $45,078).................................................................          24,000             27,455
          Total assets.........................................................       $ 794,587          $ 806,804
                     LIABILITIES AND STOCKHOLDERS' EQUITY
Notes payable..................................................................       $  10,162          $     178
Current maturities of long-term debt...........................................           4,808              5,079
Accrued income and other taxes.................................................          29,490             26,035
Accounts payable...............................................................          25,928             82,298
Accrued liabilities............................................................         120,871            130,535
          Total current liabilities............................................         191,259            244,125
Long-term debt.................................................................         229,003            226,250
Deferred taxes payable.........................................................          18,750              9,651
Deferred gain on sale of assets................................................           6,246              7,107
Other long-term obligations....................................................          12,971             14,218
                             STOCKHOLDERS' EQUITY
     Preferred stock, $1 par value, 10,000,000 shares authorized; none
       issued..................................................................        --                  --
Common stock, $0.01 par value, 50,000,000 shares authorized; issued 21,941,559
  shares at December 31, 1993 and 21,827,878 shares at June 30, 1993...........             219                218
Capital in excess of par value.................................................         114,934            112,535
Cumulative foreign currency translation adjustment.............................          (2,880)            (1,690)
Retained earnings..............................................................         224,085            194,390
          Total stockholders' equity...........................................         336,358            305,453
          Total liabilities and stockholders' equity...........................       $ 794,587          $ 806,804

     See accompanying notes to consolidated condensed financial statements.

                            FIRST BRANDS CORPORATION
            CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                FOR THE SIX MONTH PERIOD ENDED DECEMBER 31, 1993

                                                                                 CUMULATIVE
                                                                    CAPITAL       FOREIGN
                                                       COMMON      IN EXCESS      CURRENCY
                                                        STOCK         OF        TRANSLATION     RETAINED
                                                      PAR VALUE    PAR VALUE     ADJUSTMENT     EARNINGS     TOTAL
                                                      ---------    ---------    ------------    --------    --------
                                                                              (IN THOUSANDS)
                                                                               (UNAUDITED)
Balance as of June 30, 1993........................     $ 218      $ 112,535      $ (1,690)     $194,390    $305,453
Exercise of Stock Options..........................         1          2,399        --             --          2,400
Common Stock Dividends.............................     --            --            --            (3,069)     (3,069)
Net Income.........................................     --            --            --            32,764      32,764
Foreign Currency Translation Adjustment............     --            --            (1,190)        --         (1,190)
Balance as of December 31, 1993....................     $ 219      $ 114,934      $ (2,880)     $224,085    $336,358

     See accompanying notes to consolidated condensed financial statements.

                            FIRST BRANDS CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                             SIX MONTHS ENDED     SIX MONTHS ENDED
                                                                             DECEMBER 31, 1993    DECEMBER 31, 1992
                                                                             -----------------    -----------------
                                                                                         (IN THOUSANDS)
                                                                                          (UNAUDITED)
Cash flows from operating activities:
Net income................................................................       $  32,764            $  29,890
Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization........................................          21,027               18,045
     Deferred income taxes................................................           9,240                3,790
Change in non-cash current assets and liabilities:
     (Increase) in accounts receivable....................................         (10,590)             (15,516)
     Decrease in inventories..............................................          10,705                8,488
     Decrease in prepaid expenses.........................................           2,354                1,956
     Increase (Decrease) in accrued income and other taxes................           3,063               (7,852)
     (Decrease) in accounts payable.......................................         (56,683)             (39,888)
     (Decrease) in accrued liabilities....................................         (10,297)             (14,975)
     Other changes........................................................            (513)              (2,221)
          Total adjustments...............................................         (31,694)             (48,173)
Net cash provided (used) for operating activities.........................           1,070              (18,283)
                                                                             -----------------    -----------------
Cash flows from investing activities:
     Capital expenditures.................................................         (12,298)             (17,490)
     Patents and other proprietary technology.............................        --                     (1,950)
     Net cash (used) for investing activities.............................         (12,298)             (19,440)
Cash flows from financing activities:
     Increase in revolving credit borrowings, net.........................           5,500                7,400
     Increase in other borrowings, net....................................           9,222                9,872
     Repayment of term loan...............................................          (2,379)              (2,379)
     Sale of accounts receivable, net.....................................        --                     20,000
     Dividends paid.......................................................          (3,069)              (1,520)
Net cash provided by financing activities.................................           9,274               33,373
Net (Decrease) in cash and cash equivalents...............................          (1,954)              (4,350)
Cash and cash equivalents at beginning of period..........................          11,672               12,516
Cash and cash equivalents at end of period................................       $   9,718            $   8,166

     See accompanying notes to consolidated condensed financial statements.

                            FIRST BRANDS CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited consolidated condensed financial statements include all adjustments (all of which were of a normal recurring nature) necessary to fairly present the results of operations for the interim periods. Certain prior year amounts have been reclassified to conform with the current year's presentation. All material intercompany transactions and balances have been eliminated. Due to the seasonal nature of some of its product lines, primarily in the Company's antifreeze/coolant business, the sales of which are concentrated in the first half of the Company's fiscal year, the results of operations for the six month period ended December 31, 1993 and the balance sheet at December 31, 1993 are not indicative of the results for a full year.

     First Brands Corporation ('First Brands' or the 'Company') is engaged in the development, manufacture, marketing and sales of consumer products under branded and private labels. Principal branded products include: GLAD and GLAD-LOCK (plastic wrap and bags), PRESTONE (antifreeze/coolant and car care products), STP (oil and fuel treatment and other specialty automotive products); SIMONIZ (car waxes and polishes) and SCOOP AWAY and EVER CLEAN (clumping cat litter products).

ACCOUNTING CHANGES

     The Company provides certain medical and life insurance benefits for retirees and their eligible dependents. Employees who have reached the age of 55, and have met the Company's minimum service requirements, become eligible for these benefits. The medical and life insurance benefits available are partially contributory in nature, and it is the Company's practice to fund these benefits as incurred. Effective July 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 106 -- Employers' Accounting for Postretirement
Benefits Other than Pensions (SFAS No. 106). SFAS No. 106 requires that companies accrue the projected future cost of providing postretirement benefits during the period that employees render the services necessary to be eligible for such benefits. The Company has elected to recognize the cumulative effect of the change to SFAS No. 106 by amortizing the transition obligation of $16,767,000 over 20 years. While the adoption of this standard does have an impact on the Company's reported net income, it does not impact First Brand's cash flows because the Company intends to continue its current practice of paying the cost of postretirement benefits as incurred.

     The Company's accumulated postretirement benefit obligation (the transition obligation) at July 1, 1993 is comprised of the following components (in thousands):

Accumulated postretirement benefit obligations:
     Retirees..............................................................................   $  (8,656)
     Fully eligible active plan participants...............................................      (2,506)
Active plan participants not fully eligible................................................      (5,605)
          Total............................................................................     (16,767)
Unrecognized transition obligation.........................................................      16,767
Net amount recognized in balance sheet.....................................................   $       0

     The components of the Company's net periodic postretirement benefit cost for the three and six months ended December 31, 1993 were as follows (in thousands):

                            FIRST BRANDS CORPORATION
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                                                                     THREE MONTHS          SIX MONTHS
                                                                         ENDED                ENDED
                                                                   DECEMBER 31, 1993    DECEMBER 31, 1993
                                                                   -----------------    -----------------
Service cost -- benefits earned.................................         $  95               $   190
Interest cost on accumulated postretirement benefit
  obligation....................................................           327                   654
Amortization of transition obligation...........................           210                   420
     Net periodic postretirement benefit cost...................         $ 632               $ 1,264

     The discount rate used in determining the accumulated postretirement benefit obligation was 8%. The assumed health care cost trend rate used to measure the accumulated postretirement benefit obligation was 13%, trending down 1% per year after fiscal year 1995 to an ultimate rate of 7% in fiscal year 2001. A one-percentage-point increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation as of July 1, 1993 by approximately $750,000 and would have increased the postretirement benefit expense for the six month period by approximately $60,000.

CHANGE IN ACCOUNTING ESTIMATE

     As a result of the trend of declining long-term interest rates, the Company remeasured its pension obligation during October of 1993. The requirement of Financial Accounting Standards Board Statement No. 87 -- Employers' Accounting for Pensions (SFAS No. 87) to adjust the discount rate in line with current and expected to be available interest rates on high quality fixed-income bonds has resulted in a decision by the Company to reduce its assumed discount rate from 9.0%, which was used at June 30, 1993, to a rate of 8.0%. In addition, the Company has also reduced its expected long-term rate of return on plan assets from 10.0% to 9.5% and its expected rate of increase in future compensation levels from 4.75% to 4.5%. Based upon these revised assumptions, the Company's projected benefit obligation increased by $8,400,000, and the Company's annual pension cost increased by $800,000.

INVENTORIES

     Inventories were comprised of:

                                                                                DECEMBER 31,    JUNE 30,
                                                                                    1993          1993
                                                                                ------------    --------
                                                                                     (IN THOUSANDS)
Raw materials................................................................     $ 25,243      $ 28,344
Work-in-process..............................................................        6,144         5,272
Finished goods...............................................................      135,298       143,532
          Total..............................................................     $166,685      $177,148

                            FIRST BRANDS CORPORATION
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

2. LONG-TERM DEBT

     First Brands had long-term debt outstanding as of December 31, 1993 and June 30, 1993 as follows:

                                                                                         DECEMBER 31,    JUNE 30,
                                                                                             1993          1993
                                                                                         ------------    ---------
                                                                                              (IN THOUSANDS)
Senior Debt:
$165,000,000 Revolving Credit Facility, 4 year term expiring June, 1995, interest at prime rate, LIBOR plus 3/4% or CD rate plus 7/8%; commitment fee of .35% on unused
  portion.............................................................................     $ 51,000      $  45,500
10 year Term Loan, expiring November, 2001, interest at 90 day LIBOR plus 2%..........       33,312         35,692
Other.................................................................................        4,499          5,137
  Subtotal............................................................................       88,811         86,329
     Less: current maturities.........................................................       (4,808)        (5,079)
     Senior Debt......................................................................       84,003         81,250
Subordinated Debt:
     9 1/8% Senior Subordinated Notes Due 1999........................................      100,000        100,000
     13 1/4% Subordinated Notes Due 2001..............................................       45,000         45,000
          Subordinated Debt...........................................................      145,000        145,000
               Total Long Term Debt...................................................     $229,003      $ 226,250

     The Revolving Credit Facility has no compensating balance requirements, however it does have restrictive covenants, the most significant of which include the maintenance of certain minimum levels for the ratio of current assets to current liabilities, interest coverage and the ratio of total liabilities to equity.

     The 13  1/4%  Subordinated  Note Purchase  Agreement  (the  'Note  Purchase
Agreement') requires the principal amount to be paid in annual installments, subject to reduction for prior repurchases, of $9,000,000 on July 1, 1997 and on each July 1 thereafter through the year 2001. The 9 1/8% Notes contain limitations on the Company's right to incur additional debt. Both the 9 1/8% Notes Indenture and the Note Purchase Agreement have restrictive covenants or limitations on the payment of dividends, the distribution of capital stock or the redeeming of capital stock, as well as limitations on Company and subsidiary debt and limitations on the sale of assets.

     First Brands was in compliance with all the covenants of all debt agreements at December 31, 1993.

3. ACCOUNTS RECEIVABLE

     In May 1992, the Company entered into a $100,000,000 extendable three year agreement to sell fractional ownership interest, without recourse, in a defined pool of eligible trade accounts receivable. As of December 31, 1993 the entire $100,000,000 had been sold. The amounts sold are reflected as a reduction in accounts receivable on the accompanying balance sheet. The costs associated with this program are recorded on the Consolidated Condensed Statement of Income as 'Discount on sale of receivables'.

4. NOTES PAYABLE

     Notes payable at December 31, 1993 of $10,162,000 consisted of a $10,000,000 unsecured domestic line of credit and international subsidiaries' working capital borrowings with local lenders. The Company's international working capital credit facilities aggregated $20,295,000 at December 31, 1993 and are generally secured by the assets of the respective international subsidiary, with approximately $1,476,000 of the availability at one subsidiary being guaranteed by First Brands Corporation (U.S.).

                            FIRST BRANDS CORPORATION
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

5. TAXES

     The provision for income taxes for the three and six months ended December 31, 1993 and 1992 consists of the following:

                                                                  THREE MONTHS           SIX MONTHS
                                                                     ENDED                 ENDED
                                                                  DECEMBER 31,          DECEMBER 31,
                                                               ------------------    ------------------
                                                                1993       1992       1993       1992
                                                               -------    -------    -------    -------
                                                                            (IN THOUSANDS)
Current:
     Federal................................................   $ 4,632    $ 6,000    $10,937    $11,822
     State..................................................     1,067      1,428      2,477      2,813
     Foreign................................................       718        933      1,862      2,062
          Total current.....................................     6,417      8,361     15,276     16,697
Deferred:
     Federal................................................     4,196      1,614      7,778      3,171
     State..................................................       963        385      1,632        756
     Foreign................................................       (85)      (100)      (170)      (138)
          Total deferred....................................     5,074      1,899      9,240      3,789
               Total Provision..............................   $11,491    $10,260    $24,516    $20,486

     In August 1993, the U.S. Congress enacted legislation which increased the corporate federal income tax rate from 34% to 35%, retroactive to January 1, 1993. As a result of the increased rate, tax expense for the first quarter was increased by $980,000 reflecting the net impact of remeasuring the Company's June 30, 1993 deferred tax assets and liabilities, and current taxes payable.

6. EARNINGS PER SHARE

     Net income per share has been computed using the weighted average number of common shares and common share equivalents outstanding for the periods.

                            FIRST BRANDS CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The following discussion and analysis of the consolidated results of operations for the three and six month periods ended December 31, 1993 should be read in conjunction with the accompanying unaudited Consolidated Condensed Financial Statements and related Notes. The Company is primarily engaged in the development, manufacture, marketing and sale of branded and private label consumer products for the home and automotive markets. The Company's products which include 'GLAD', 'GLAD-LOCK' 'PRESTONE', 'STP', 'SIMONIZ', 'SCOOP AWAY' and 'EVER CLEAN' can be found in large mass merchandise stores, chain supermarkets and other retail outlets. The Company believes that the significant market positions occupied by its products are attributable to brand name recognition, comprehensive product offerings, continued product innovation, strong emphasis on vendor support and aggressive advertising and promotion.

     Because of the seasonality in some of its product lines, primarily in the Company's antifreeze/coolant business, the sales of which are concentrated in the first half of the Company's fiscal year, the results of operations for any interim period and the balance sheet as of the end of any interim period are not indicative of a full year's operations nor the financial condition of First Brands at the end of any subsequent period.

RESULTS OF OPERATIONS

     The following table sets forth the percentages of net sales of the Company represented by the components of income and expense for the three and six month periods ended December 31, 1993 and 1992.

                                                                               THREE MONTHS          SIX MONTS
                                                                                   ENDED               ENDED
                                                                               DECEMBER 31,        DECEMBER 31,
                                                                              ---------------     ---------------
                                                                              1993      1992      1993      1992
                                                                              -----     -----     -----     -----
Net sales..................................................................   100.0%    100.0%    100.0%    100.0%
Cost of goods sold.........................................................    61.6      63.7      61.7      62.9
Gross profit...............................................................    38.4      36.3      38.3      37.1
Selling, general, and administrative expenses..............................    23.4      22.8      23.3      23.2
Amortization and other depreciation........................................     2.2       1.7       2.2       1.9
Interest expense...........................................................     2.0       2.1       1.9       2.3
Discount on sale of receivables............................................     0.4       0.4       0.4       0.4
Other income (expense), net................................................    (0.1)      0.1      (0.1)      0.1
Income before provision for income taxes...................................    10.3       9.4      10.4       9.4
Provision for income taxes.................................................     4.2       3.8       4.4       3.8
Net income.................................................................     6.1%      5.6%      6.0%      5.6%

           QUARTER AND SIX MONTHS ENDED DECEMBER 31, 1993 COMPARED TO
               THE QUARTER AND SIX MONTHS ENDED DECEMBER 31, 1992

     First Brands' consolidated sales for the three month period ended December 31, 1993 were $270,393,000, 101% of last year's $268,018,000, bringing six month revenues to $550,206,000, 102% of last year's $537,015,000. Total sales for the quarter and six months were above last year, due to higher sales of GLAD-LOCK zipper bags, cat litter and other automotive products. The comparative performance of overall plastic wrap and bag sales, was affected by the impact last year of the introduction of line extensions and advanced buying in the prior year before a price increase took effect in the third quarter of fiscal 1993. Higher volume sales in the antifreeze/coolant business were offset by reduced selling prices reflecting the Company's new marketing program.

     Cost of goods sold for the three and six month periods, respectively, were $166,633,000, 98% of last year's and $339,602,000, 101% of last year. The increased costs for the three and six month periods resulted from the higher sales volumes, which were offset by lower manufacturing and polyethylene resin costs and a reduction in the Company's rent expense, due to renegotiated rental agreements.

     Gross profit for the quarter of $103,760,000 (38.4% of sales) was 107% of last year's $97,259,000 (36.3% of sales). For the six month period, gross profit of $210,604,000 (38.3% of sales) was 106% of last year's $199,333,000 (37.1% of sales). The higher gross profit dollars and margin, for the quarter and six months, are due to the increase in sales, enhanced productions efficiencies, a favorable sales mix of plastic wrap and bag products, and the benefit from the aforementioned reduction in resin cost and rent expense.

     Selling, general and administrative expenses were $63,160,000 and $128,452,000 for the three and six months, respectively, 103% of the comparable periods last year. The increase in both periods reflects higher advertising expenditures, as well as increased consumer promotion spending in the plastic wrap and bag business, which was partially offset by the elimination of certain consumer rebate programs in the automotive area.

     Amortization and other depreciation expense of $6,109,000, was 136% of last year's three month period, and $11,896,000 119% of last year's six month period. The increase for the quarter and year to date, principally reflects the write-down of certain fixed assets expected to be sold this year. Interest expense of $5,322,000 and $10,664,000 for the three and six month periods, respectively, was 93% and 88% of prior year levels due to lower debt levels and reduced rates. Discount on sale of receivables reflects the costs associated with the sale of a fractional ownership interest, without recourse, in a defined pool of the Company's eligible trade accounts receivable.

     In August 1993, the U.S. Congress enacted legislation which increased the corporate federal income tax rate from 34% to 35%, retroactive to January 1, 1993. The Company's provision for income taxes for the second quarter was $11,491,000, 112% of last year's $10,260,000. Year-to-date, the provision for income taxes was $24,516,000, 120% of last year's $20,486,000. The increased tax expense reflects higher pre-tax income, along with the higher effective tax rate. Year-to-date, tax expense reflects the net impact that the new tax rate had on the Company's June 30, 1993 deferred tax assets and liabilities, and current taxes payable.

FINANCIAL CONDITION

     Worldwide credit facilities in place at December 31, 1993 aggregated $195,902,000 of which $134,272,000 was available, but unused. The Company does not expect to borrow significantly beyond its current debt level over the next twelve months.

     The Company's current forecast for the 1994 fiscal year reflects capital expenditures of approximately $40,000,000 and fixed payments (interest, principal, discount on sale of receivables and lease payments) of approximately $56,000,000.

     Based on the Company's ability to generate funds from operations and the availability of credit under its financing facilities, management believes it will have the funds necessary to meet all of its described financing requirements and all other financial obligations.

               REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

     First Brands' independent certified public accountants have made a limited review of the financial information furnished herein in accordance with standards established by the American Institute of Certified Public Accountants. The Independent Accountants' Report is presented on Page 15 of this report.

                        INDEPENDENT ACCOUNTANTS' REPORT

The Board of Directors
First Brands Corporation:

     We have reviewed the consolidated condensed balance sheet of First Brands Corporation and subsidiaries as of December 31, 1993, and the related consolidated condensed statements of income for the three and six-month periods ended December 31, 1993 and 1992 and the consolidated condensed statements of cash flows for the six-month periods ended December 31, 1993 and 1992, and the consolidated condensed statement of stockholders' equity for the six month period ended December 31, 1993. These financial statements are the responsibility of the company's management.

     We conduct our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our review, we are not aware of any material modifications that should be made to the consolidated condensed financial statements referred to above for them to be in conformity with generally accepted accounting principles.

     We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of First Brands Corporation and subsidiaries as of June 30, 1993, and the related consolidated statement of income, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated August 11, 1993, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of June 30, 1993, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                          /s/ KPMG PEAT MARWICK
                                          KPMG Peat Marwick

New York, New York
February 1, 1994

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None.

ITEM 2. CHANGES IN SECURITIES

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Submitted at the Annual Meeting of Stockholders, November 5, 1993.

     1) Election of three Directors, each to serve for a three-year term expiring on the date of the Annual Meeting of Stockholders in 1996 and until a successor is elected and qualified:

                                                                                        ABSTENTIONS AND
NAME                                                            FOR        WITHHELD     BROKER NON-VOTES
- ----------------------------------------------------------   ----------    ---------    ----------------
Alfred E. Dudley..........................................   19,214,122       36,221               0
Alan C. Egler.............................................   19,213,822       36,521               0
James R. McManus..........................................   19,213,952       36,391               0

     2) Ratification of selection by the Board of Directors of KPMG Peat Marwick as independent auditors:

                                                                                        ABSTENTIONS AND
                                                                FOR         AGAINST     BROKER NON-VOTES
                                                             ----------    ---------    ----------------
                                                             19,198,277       26,128          25,938

     3) Authorization of The 1994 Long Term Incentive Plan (the 'Plan') for certain key employees of the Company:

                                                                                        ABSTENTIONS AND
                                                                FOR         AGAINST     BROKER NON-VOTES
                                                             ----------    ---------    ----------------
                                                             17,605,009    1,404,315         241,019

     The Plan authorizes the issuance of up to 1,090,000 shares of Common Stock thereunder; awards of incentive stock options ('ISOs'), as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the 'Code'), non-qualified stock options ('NQSOs'), i.e., stock options that do not qualify as ISOs, restricted shares of Common Stock ('Restricted Stock') and Limited Stock
Appreciation Rights ('LSARs') may be granted to eligible employees of the Company. The Plan is administered by the Compensation Committee of the Board of Directors, which determines the employees to whom awards are granted, the number of shares of Common Stock covered by such awards and the terms of such awards.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     A. EXHIBIT INDEX:

EXHIBIT
NUMBER                                                DESCRIPTION OF EXHIBIT
- ------------  -------------------------------------------------------------------------------------------------------
10.1   (a)    -- Amended  and  Restated  Credit Agreement,  dated  as  of  September 20,  1991,  among  the  Company,
                Manufacturers  Hanover Trust Company, as Agent, and  Several Lenders parties thereto. Incorporated by reference to Exhibit 10.1 to Form S-1 filed by Registrant on February 7, 1992.
       (b)    -- Commitment Transfer Supplement thereto, dated as  of October 28, 1991. Incorporated by reference  to
                Exhibit 10.1(b) to form 10-K filed by Registrant on September 25, 1992.
       (c)    --  Amendment and Consent thereto, dated as of  February 25, 1992. Incorporated by reference to Exhibit
                10.1(c) to form 10-K filed by Registrant on September 25, 1992.
       (d)    -- Second Amendment and Consent thereto, dated as of May 18, 1992. Incorporated by reference to Exhibit
                10.1(d) to form 10-K filed by Registrant on September 25, 1992.
       (e)    -- Third Amendment thereto, dated as of November 5, 1992. Incorporated by reference to Exhibit  10.1(e)
                to form 10-K filed by Registrant on September 28, 1993.
       (f)    --  Commitment Transfer  Supplement thereto,  dated as of  May 26,  1993. Incorporated  by reference to
                Exhibit 10.1(f) to form 10-K filed by Registrant on September 28, 1993.
10.2*         -- Leasing Agreement between the Company and Citicorp North America, Inc., relating to its Glad Plastic
                Bag and Wrap facility in Cartersville, Georgia, dated as of November 16, 1993.
10.3   (a)    -- Loan  and Security  Agreement  between the  Company and  The  CIT Group/Equipment  Financing,  Inc.,
                relating  to certain  equipment now  located primarily  at the  Company's GLAD  Plastic Bag  and Wrap facility in Amherst, Virginia, dated  as of November 18, 1991.  Incorporated by reference to  Exhibit
                10.4(a) to Form S-1 filed by Registrant on February 7, 1992.
       (b)    --  Supplement thereto, dated as of November 18,  1991. Incorporated by reference to Exhibit 10.4(b) to
                Form S-1 filed by Registrant on February 7, 1992.
       (c)    -- Amendment and  Consent thereto,  dated as  of May  18, 1992.  Incorporated by  reference to  Exhibit
                10.4(c) to form 10-K filed by Registrant on September 25, 1992.
       (d)    --  Second Amendment Agreement thereto, dated as of June 19, 1992. Incorporated by reference to Exhibit
                10.4(d) to form 10-K filed by Registrant on September 25, 1992.
       (e)    -- Third Amendment Agreement thereto, dated as of October 8, 1992. Incorporated by reference to Exhibit
                10.4(e) to form 10-K filed by Registrant on September 28, 1993.
       (f)    -- Fourth Amendment  Agreement thereto,  dated as  of October 16,  1992. Incorporated  by reference  to
                Exhibit 10.4(f) to form 10-K filed by Registrant on September 28, 1993.
10.4          -- Consent by The CIT Group/Equipment Financing, Inc. to the redemption of $100,000,000 of Company's 12
                1/2%  Senior Subordinated  Debentures due September  1, 1998  and issuance of  $100,000,000 of Senior
                Subordinated Notes due April 1, 1999, dated  February 21, 1992. Incorporated by reference to  Exhibit
                10.5 to form 10-K filed by Registrant on September 25, 1992.
10.5          -- Contract to Buy and Sell Property among The Connecticut National Bank as Owner Trustee, First Brands
                Corporation,  The  CIT  Group/Equipment Financing,  Inc.  and  The CIT  Group/Sales  Financing, Inc.,
                relating to  equipment now  located primarily  at  the Company's  Plastic Bag  and Wrap  facility  in
                Amherst,  Virginia, dated November  18, 1991. Incorporated by  reference to Exhibit  10.5 to Form S-1 filed by Registrant on February 7, 1992.
10.6*         -- Equipment Lease Agreement between the Company and PNC Leasing Corp, relating to its Glad Plastic Bag and Wrap facility in Rogers, Arkansas, dated as of October 15, 1993.
10.7          -- Purchase Agreement,  dated as  of December 23,  1991, between  the Company and  Pitney Bowes  Credit
                Corporation,  relating to the sale and leaseback of  equipment at the Company's GLAD Plastic Wrap and
                Bag facility in  Rogers, Arkansas. Incorporated  by reference to  Exhibit 10.8 to  Form S-1 filed  by
                Registrant on February 7, 1992.
10.8          --  Equipment Lease Agreement, dated  as of December 23, 1991,  between Pitney Bowes Credit Corporation and Company, relating to the sale and leaseback  of equipment at the Company's GLAD Plastic Wrap  and
                Bag  facility in Rogers,  Arkansas. Incorporated by  reference to Exhibit  10.9 to Form  S-1 filed by
                Registrant on February 7, 1992.
10.9          -- Purchase  Agreement,  dated as  of  June  25, 1992,  between  the Company  and  NationsBanc  Leasing
                Corporation of Georgia, relating to the sale and leaseback of certain equipment at the Company's GLAD plastic  wrap and bag  facility in Amherst, Virginia.  Incorporated by reference  to Exhibit 10.13 to form 10-K filed by Registrant on September 25, 1992.

EXHIBIT
NUMBER                                                DESCRIPTION OF EXHIBIT
- ------------  -------------------------------------------------------------------------------------------------------
10.10  (a)    -- Equipment Lease Agreement, dated  as of June 25, 1992,  between the Company and NationsBanc  Leasing
                Corporation of Georgia, relating to the sale and leaseback of certain equipment at the Company's GLAD plastic  wrap and bag  facility in Amherst, Virginia.  Incorporated by reference  to Exhibit 10.14 to form 10-K filed by Registrant on September 25, 1992.
       (b)    -- First Amendment thereto, dated as of March  30, 1993. Incorporated by reference to Exhibit  10.15(b)
                to form 10-K filed by Registrant on September 28, 1993.
10.11         --  Purchase  Agreement,  dated as  of  June 25,  1993,  between  the Company  and  NationsBanc Leasing
                Corporation, relating to the sale  and leaseback of certain equipment  at the Company's GLAD  plastic wrap  and bag facility in Amherst, Virginia. Incorporated  by reference to Exhibit 10.16 to form 10-K filed by Registrant on September 28, 1993.
10.12         -- Equipment Lease Agreement, dated  as of June 25, 1993,  between the Company and NationsBanc  Leasing
                Corporation,  relating to the sale  and leaseback of certain equipment  at the Company's GLAD plastic wrap and bag facility in Amherst, Virginia. Incorporated  by reference to Exhibit 10.17 to form  10-K filed by Registrant on September 28, 1993.
10.13  (a)    --  Sales Agreement, dated  as of January 1,  1989 between Union Carbide  Chemicals & Plastics Company,
                Inc. (formerly Union Carbide Corporation) and  the Company, (confidential treatment has been  granted with  respect  to certain  portions of  the Sales  Agreement;  such portions  were omitted  and filed separately with  the  Securities and  Exchange  Commission).  Incorporated by  reference  to  Exhibit
                10.22(b) to Form 10-K filed by Registrant on September 19, 1989.
       (b)    --  Sales Agreement, dated March 1, 1991, between Union Carbide Chemicals and Plastics Company Inc. and
                the Company, (confidential treatment has been granted  with respect to certain portions of the  Sales
                Agreement,  such  portions  were  omitted  and filed  separately  with  the  Securities  and Exchange
                Commission). Incorporated  by reference  to  Post-Effective Amendment  No. 1  to  Form S-1  filed  by
                Registrant on June 12, 1991.
10.14         --  Subordinated Notes Registration Rights Agreement, dated as of July 1, 1986, between the Company and
                Metropolitan Life Insurance Company, the current  note holders. Incorporated by reference to  Exhibit
                10(xii) to form S-1 filed by Registrant on July 15, 1986.
10.15         --  Underwriting Agreement among the Company, certain stockholders and The First Boston Corporation and
                Merrill Lynch & Co., Merrill Lynch, Pierce,  Fenner and Smith Incorporated as representatives of  the
                Several  Underwriters, relating to 8,400,000  shares of Common Stock  of the Company. Incorporated by reference to Exhibit 1.1 to Form S-1 filed by Registrant on March 5, 1991.
10.16         -- Subscription  Agreement among  the Company,  certain  stockholders and  Credit Suisse  First  Boston
                Limited  and Merrill Lynch International Limited as  Managers, relating to 2,110,000 shares of Common
                Stock of the Company.  Incorporated by reference to  Exhibit 1.2 to Form  S-1 filed by Registrant  on
                March 5, 1991.
10.17         --  Underwriting Agreement, dated  as of February  26, 1992, between  the Company and  The First Boston
                Corporation, relating to $100,000,000 in 9 1/8%  Senior Subordinated Notes due 1999. Incorporated  by
                reference to Exhibit 10.19 to form 10-K filed by Registrant on September 25, 1992.
10.18  (a)    -- Pooling and Servicing Agreement, dated as of May 21, 1992, between the Company, First Brands Funding
                Inc   and  Chemical  Bank,  as  Trustee,  relating   to  First  Brands  Funding  Master  Trust  trade
                receivables-backed financing. Incorporated by reference  to Exhibit 10.20 (a)  to form 10-K filed  by
                Registrant on September 25, 1992.
       (b)    --  Variable Funding Supplement thereto, dated as of May 21, 1992. Incorporated by reference to Exhibit
                10.20(b) to form 10-K filed by Registrant on September 25, 1992.
       (c)*   -- Amendment No. 1 thereto, dated as of December 22, 1993.
10.19         -- Asset Purchase  and Sale Agreement,  dated as  of May 21,  1992, between the  Company, First  Brands
                Funding  Inc and  Chemical Bank,  as Trustee,  relating to  First Brands  Funding Master  Trust trade receivables-backed financing.  Incorporated by  reference to  Exhibit  10.21 to  form 10-K  filed  by
                Registrant on September 25, 1992.
10.20         --  Asset Purchase  and Sale  Agreement, dated  as of May  21, 1992,  between the  Company and Himolene
                Incorporated, relating  to First  Brands  Funding Master  Trust trade  receivables-backed  financing.
                Incorporated by reference to Exhibit 10.22 to form 10-K filed by Registrant on September 25, 1992.

EXHIBIT
NUMBER                                                DESCRIPTION OF EXHIBIT
- ------------  -------------------------------------------------------------------------------------------------------
10.21*        -- Amended and Restated Letter of Credit Reimbursement Agreement, dated as of December 2, 1993, between the  Company, First  Brands Funding Inc,  Westdeutsche Landesbank Girozentrale,  The Long-Term Credit
                Bank of Japan, Limited, and First Brands Funding  Master Trust, amending and restating the Letter  of
                Credit  Reimbursement Agreement, dated  as of May 21,  1992, relating to  First Brands Funding Master
                Trust trade receivables-backed financing.
10.22         -- Amended Long-Term Incentive Plan. Incorporated by reference  to Exhibit 10.34 to Form 10-K filed  by
                Registrant on September 12, 1990.
15*           -- Accountants' Acknowledgement.
24            --  Consent  of KPMG  Peat Marwick.  Incorporated by  reference  to Exhibit  23 to  form 10-K  filed by
                Registrant on September 28, 1993.

     -----------------

     * Filed herewith

     B. REPORTS ON FORM 8-K

     None.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          FIRST BRANDS CORPORATION
                                          (REGISTRANT)

                                          By:       /S/ DONALD A. DESANTIS
                                             ...................................
                                                     DONALD A. DESANTIS
                                                  CHIEF FINANCIAL OFFICER
                                                   (PRINCIPAL ACCOUNTING
                                                AND DULY AUTHORIZED OFFICER)

Date: February 10th, 1994