Form 10-Q
period 1994-03-31
FIRST BRANDS CORP
filed 1994-05-11
CIK 797320

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-Q

         QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
               THE SECURITIES EXCHANGE ACT OF 1934


                 FOR QUARTER ENDED MARCH 31, 1994
                  COMMISSION FILE NUMBER 33-7264


                     FIRST BRANDS CORPORATION
      (Exact name of registrant as specified in its charter)

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

                 YES  X                   NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          CLASS                       Outstanding at March 31, 1994
Common Stock, $.01 par value                21,997,353 shares

                       FIRST BRANDS CORPORATION

                          INDEX TO FORM 10-Q


                                                             PAGE

PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

Consolidated Condensed Statements of Income
 For the Three Month Periods
 Ended March 31, 1994 and 1993                                  3

Consolidated Condensed Statements of Income
 For the Nine Month Periods
 Ended March 31, 1994 and 1993                                  4

Consolidated Condensed Balance Sheets -
 March 31, 1994 and June 30, 1993                               5

Consolidated Condensed Statement of Stockholders'
 Equity - For the Nine Month Period
 Ended March 31, 1994                                           6

Consolidated Condensed Statements of Cash
 Flows - For the Nine Month Periods
 Ended March 31, 1994 and 1993                                  7

Notes to Consolidated Condensed Financial
 Statements                                                  8-11

Item 2.   Management's Discussion and Analysis
 of Results of Operations and Financial Condition           12-14

Independent Accountants' Report                                15


PART II - OTHER INFORMATION


Item 1. Legal Proceedings                                      16

Items 2 - 6                                                    16

SIGNATURE                                                      17

                    FIRST BRANDS CORPORATION
           CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                           (UNAUDITED)

                                    THREE MONTHS    THREE MONTHS
                                        ENDED           ENDED
                                      MARCH 31,       MARCH 31,
                                        1994            1993
(in thousands - except
  per share amounts)

Net sales                             $  244,364        $  219,496

  Cost of goods sold                     152,807           137,622

  Selling, general and
   administrative expenses                60,311            54,961

  Amortization and other depreciation      5,717             5,700

  Interest expense                         4,972             5,370

  Discount on sale of receivables          1,035               948

  Other income (expense), net                (15)              239

Income before provision for income taxes  19,507            15,134

Provision for income taxes                 8,120             6,202

Net income                             $  11,387          $  8,932



Net income per common share and common
  equivalent share (Note 6):             $  0.51            $ 0.41


Weighted average common and common
  equivalent shares outstanding (Note 6)  22,251            21,933






             SEE ACCOMPANYING NOTES TO CONSOLIDATED
                 CONDENSED FINANCIAL STATEMENTS.

                   FIRST BRANDS CORPORATION
           CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                           (UNAUDITED)

                                     NINE MONTHS     NINE MONTHS
                                        ENDED           ENDED
                                      MARCH 31,        MARCH 31,
                                        1994            1993
(in thousands - except
 per share amounts)

Net sales                             $  794,570        $  756,511

  Cost of goods sold                     492,409           475,304

  Selling, general and
   administrative expenses               188,763           179,720

  Amortization and other depreciation     17,613            15,734

  Interest expense                        15,636            17,553

  Discount on sale of receivables          3,059             3,133

  Other income (expense), net               (303)              443

Income before provision for income taxes  76,787            65,510

Provision for income taxes                32,636            26,688

Net income                             $  44,151          $ 38,822



Net income per common share and common
  equivalent share (Note 6):             $  1.99            $ 1.78


Weighted average common and common
  equivalent shares outstanding (Note 6)  22,138            21,868





             SEE ACCOMPANYING NOTES TO CONSOLIDATED
                CONDENSED FINANCIAL STATEMENTS.

                   FIRST BRANDS CORPORATION
             CONSOLIDATED CONDENSED BALANCE SHEETS


                                       MARCH 31,        JUNE 30,
(in thousands)                            1994            1993
                                      (UNAUDITED)

ASSETS:
Cash and cash equivalents              $    11,587      $   11,672
Accounts and notes receivable - net         67,221          85,257
Inventories                                161,978         177,148
Prepaid expenses                             4,812           5,674
  Total current assets                     245,598         279,751

Property, plant and equipment (net of
 accumulated depreciation of $84,717
 and $69,570)                              255,013         252,372
Patents, trademarks, proprietary technology
  and other intangibles (net of accumulated
  amortization of $189,594 and $177,621)   235,927         247,226
Deferred charges and other assets (net of
  accumulated amortization of $47,822
  and $45,078)                              22,992          27,455
          Total assets                   $ 759,530       $ 806,804

LIABILITIES AND STOCKHOLDERS' EQUITY:
Notes payable                            $   8,231     $       178
Current maturities of long-term debt         4,808           5,079
Accrued income and other taxes              25,675          26,035
Accounts payable                            30,191          82,298
Accrued liabilities                        118,982         130,535
     Total current liabilities             187,887         244,125

Long-term debt                             186,773         226,250
Deferred taxes payable                      22,187           9,651
Deferred gain on sale of assets              5,819           7,107
Other long-term obligations                 11,477          14,218

STOCKHOLDERS' EQUITY
Preferred stock, $1 par value, 10,000,000
  shares authorized; none issued               -               -
Common stock, $0.01 par value,
  50,000,000 shares authorized; issued
  21,997,353 shares at March 31, 1994
  and 21,827,878 shares at June 30, 1993       220             218
Capital in excess of par value             116,125         112,535
Cumulative foreign currency
  translation adjustment                    (4,671)         (1,690)
Retained earnings                          233,713         194,390
  Total stockholders' equity               345,387         305,453
       Total liabilities
        and stockholders' equity         $ 759,530       $ 806,804

                SEE ACCOMPANYING NOTES TO CONSOLIDATED
                  CONDENSED FINANCIAL STATEMENTS.

                    FIRST BRANDS CORPORATION
    CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
         FOR THE NINE MONTH PERIOD ENDED MARCH 31, 1994
                           (UNAUDITED)






                                   Cumulative
                         Capital    Foreign
                Common  in Excess   Currency
                 Stock    of Par   Translation  Retained
(in thousands) Par Value  Value    Adjustment   Earnings   Total
Balance as of
 June 30, 1993    $218   $112,535   $(1,690)   $194,390   $305,453

Exercise of
 Stock Options       2      3,590       -           -        3,592

Common Stock
 Dividends           -        -         -        (4,828)    (4,828)

Net Income           -        -         -        44,151     44,151

Foreign Currency
 Translation
  Adjustment         -        -      (2,981)        -       (2,981)

Balance as of
 March 31, 1994  $ 220  $ 116,125  $ (4,671)  $ 233,713  $ 345,387






                 SEE ACCOMPANYING NOTES TO CONSOLIDATED
                    CONDENSED FINANCIAL STATEMENTS.

                       FIRST BRANDS CORPORATION
            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (UNAUDITED)


                                           NINE MONTHS  NINE MONTHS
                                               ENDED        ENDED
                                             MARCH 31,    MARCH 31,
(in thousands)                                 1994          1993
Cash flows from operating activities:
  Net income                                   $  44,151  $ 38,822
  Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation and amortization                 31,227    27,784
    Deferred income taxes                         12,833     7,675

  Change in non-cash current assets and liabilities:
    Decrease in accounts receivable               19,099    17,209
    Decrease (Increase) in inventories            15,412    (4,551)
    Decrease in prepaid expenses                   1,280     2,574
    (Decrease) in accrued income and other taxes    (752)   (8,324)
    (Decrease) in accounts payable               (52,420)  (49,003)
    (Decrease) in accrued liabilities            (12,187)  (27,828)
    Other changes                                   (304)   (2,171)
      Total adjustments                           14,188   (36,635)

Net cash provided by operating activities         58,339     2,187

Cash flows from investing activities:
   Capital expenditures                          (21,778)  (28,045)
   Patents and other proprietary technology          -      (1,950)

Net cash (used) for investing activities         (21,778)  (29,995)

Cash flows from financing activities:
    (Decrease) Increase in revolving credit
       borrowings, net                           (15,500)    9,000
    Increase in other borrowings, net              7,251     9,358
    Repayment of term loan                       (23,569)   (3,569)
    Sale of accounts receivable, net                 -      10,000
    Dividends paid                                (4,828)   (2,828)

Net cash (used) provided by financing activities (36,646)   21,961

Net (Decrease) in cash and cash equivalents          (85)   (5,847)

Cash and cash equivalents at beginning of period  11,672    12,516

Cash and cash equivalents at end of period      $ 11,587   $ 6,669

             SEE ACCOMPANYING NOTES TO CONSOLIDATED
                CONDENSED FINANCIAL STATEMENTS.
                                -7-

                          FIRST BRANDS CORPORATION
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies

 Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated condensed financial statements include all adjustments (all of which were of a normal recurring nature) necessary to fairly present the results of operations for the interim periods. Certain prior year amounts have been reclassified to conform with the current year's presentation. All material intercompany transactions and balances have been eliminated. Due to the seasonal nature of some of its product lines, primarily in the Company's antifreeze/coolant business, the sales of which are concentrated in the first half of the Company's fiscal year, the results of operations for the nine month period ended March 31, 1994 and the balance sheet at March 31, 1994 are not indicative of the results for a full year.

First Brands Corporation ("First Brands" or the "Company") is engaged in the development, manufacture, marketing and sales of consumer products under branded and private labels. Principal branded products include: GLAD and GLAD-LOCK (plastic wrap and bags), PRESTONE (antifreeze/coolant and car care products), STP (oil and fuel treatment and other specialty automotive products); SIMONIZ (car waxes and polishes) and SCOOP AWAY and EVER CLEAN (clumping cat litter products).

 Accounting Changes

The Company provides certain medical and life insurance benefits for retirees and their eligible dependents. Employees who have reached the age of 55, and have met the Company's minimum service requirements, become eligible for these benefits. The medical and life insurance benefits available are partially contributory in nature, and it is the Company's practice to fund these benefits as incurred. Effective July 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 106 -Employers' Accounting for Postretirement Benefits Other than Pensions (SFAS No. 106). SFAS No. 106 requires that companies accrue the projected future cost of providing postretirement benefits during the period that employees render the services necessary to be eligible for such benefits.
The Company has elected to recognize the cumulative effect of the change to SFAS No. 106 by amortizing the transition obligation of $16,767,000 over 20 years. While the adoption of this standard does have an impact on the Company's reported net income, it does not impact First Brand's cash flow because the Company intends to continue its current practice of paying the cost of postretirement benefits as incurred.

The Company's accumulated postretirement benefit obligation (the transition obligation) at July 1, 1993 is comprised of the following components (in thousands):

     Accumulated postretirement benefit obligations:

        Retirees                                     $ (8,656)
        Fully eligible active plan participants        (2,506)
        Active plan participants not fully eligible    (5,605)
           Total                                      (16,767)
     Unrecognized transition obligation                16,767
     Net amount recognized in balance sheet          $      0


The components of the Company's net periodic postretirement benefit cost for the three and nine months ended March 31, 1994 were as follows (in thousands):

                                      Three Months    Nine Months
                                          Ended          Ended
                                     March 31, 1994  March 31, 1994

     Service cost - benefits earned       $   95          $   285
     Interest cost on accumulated
      postretirement benefit obligation      327              981
     Amortization of transition obligation   210              630
           Net periodic postretirement
             benefit cost                 $  632          $ 1,896


The discount rate used in determining the accumulated postretirement benefit obligation was 8%. The assumed health care cost trend rate used to measure the accumulated postretirement benefit obligation was 13%, trending down 1% per year after fiscal year 1995 to an ultimate rate of 7% in fiscal year 2001. A one-percentage-point increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation as of July 1, 1993 by approximately $750,000 and would have increased the postretirement benefit expense for the nine month period ended March 31, 1994 by approximately $90,000.

 Change in Accounting Estimate


As a result of the trend of declining long-term interest rates, the Company remeasured its pension obligation during October of 1993. The requirement of Financial Accounting Standards Board Statement No. 87 - Employers' Accounting for Pensions (SFAS No. 87) to adjust the discount rate in line with current and expected to be available interest rates on high quality fixed-income bonds has resulted in a decision by the Company to reduce its assumed discount rate from 9.0%, which was used at June 30, 1993, to a rate of 8.0%. In addition, the Company has also reduced its expected long-term rate of return on plan assets from 10.0% to 9.5% and its expected rate of increase in future compensation levels from 4.75% to 4.5%.
Based upon these revised assumptions, the Company's projected benefit obligation increased by $8,400,000, and the Company's annual pension cost increased by $800,000.

 Inventories
Inventories were comprised of:


                                       March 31,   June 30,
                                          1994       1993
(in thousands)
     Raw materials . . . . . . . . . . $   24,219  $   28,344
     Work-in-process . . . . . . . . .      6,318       5,272
     Finished goods. . . . . . . . . .    131,441     143,532
         Total . . . . . . . . . . . .  $ 161,978   $ 177,148

2.  Long-term Debt

First Brands had long-term debt outstanding as of March 31, 1994 and June 30, 1993 as follows:


                                            March 31,  June 30,
                                               1994      1993
                                               (in thousands)
Senior Debt:
     $165,000,000 Revolving Credit Facility,
       4 year term expiring June, 1995,
       interest at prime rate, LIBOR plus
       3/4% or CD rate plus 7/8%; commitment
       fee of .35% on unused portion           $ 30,000  $  45,500
     10 year Term Loan, expiring
       November, 2001, interest at 90 day
       LIBOR plus 2%                             12,123     35,692
     Other                                        4,458      5,137
                                                 46,581     86,329
     Less: current maturities                    (4,808)    (5,079)
         Senior Debt                             41,773     81,250

Subordinated Debt:
     9 1/8% Senior Subordinated Notes Due 1999  100,000    100,000
     13 1/4% Subordinated Notes Due 2001         45,000     45,000
         Subordinated Debt                      145,000    145,000

             Total Long Term Debt             $ 186,773  $ 226,250

The Revolving Credit Facility has no compensating balance requirements, however it does have restrictive covenants, the most significant of which include the maintenance of certain minimum levels for the ratio of current assets to current liabilities, interest coverage and the ratio of total liabilities to equity.

In accordance with provisions set forth in the Term Loan agreement, the Company exercised it's right to prepay a portion of the outstanding balance. On March 1, 1994, the Company prepaid
$20,000,000 of the Term Loan principal.

The 13 1/4% Subordinated Note Purchase Agreement (the "Note Purchase Agreement") requires the principal amount to be paid in annual installments, subject to reduction for prior repurchases, of $9,000,000 on July 1, 1997 and on each July 1 thereafter through the year 2001. The 9 1/8% Notes contain limitations on the Company's right to incur additional debt. Both the 9 1/8% Notes

Indenture and the Note Purchase Agreement have restrictive covenants or limitations on the payment of dividends, the distribution of capital stock or the redeeming of capital stock, as well as limitations on Company and subsidiary debt and limitations on the sale of assets.

First Brands was in compliance with all the covenants of all debt agreements at March 31, 1994.

3. Accounts Receivable

In May 1992, the Company entered into a $100,000,000 extendable three year agreement to sell fractional ownership interest, without recourse, in a defined pool of eligible trade accounts receivable. As of March 31, 1994 the entire $100,000,000 had been sold. The amounts sold are reflected as a reduction in accounts receivable on the accompanying balance sheet. The costs associated with this program are recorded on the Consolidated Condensed Statement of Income as "Discount on sale of receivables".

4.  Notes Payable

Notes payable at March 31, 1994 of $8,231,000 consisted of a $7,900,000 unsecured domestic line of credit and international subsidiaries' working capital borrowings with local lenders. The Company's international working capital credit facilities aggregated $19,529,000 at March 31, 1994 and are generally secured by the assets of the respective international subsidiary, with approximately $1,475,000 of the availability at one subsidiary being guaranteed by First Brands Corporation (U.S.).

5.  Taxes

The provision for income taxes for the three and nine months ended March 31, 1994 and 1993 consists of the following:

                                 Three Months      Nine Months
                                     Ended            Ended
                                   March 31,        March 31,
                                1994     1993      1994    1993
(in thousands)

       Current:
     Federal . . . . . . . .  $ 3,019  $ 1,305  $ 13,956  $ 13,127
     State . . . . . . . . .      714      257     3,191     3,070
     Foreign . . . . . . . .      794      754     2,656     2,816
         Total current . . .    4,527    2,316    19,803    19,013
       Deferred:
     Federal . . . . . . . .    2,998    3,787    10,776     6,958
     State . . . . . . . . .      685      210     2,317       966
     Foreign . . . . . . . .      (90)    (111)     (260)     (249)
         Total deferred. . .    3,593    3,886    12,833     7,675
             Total Provision  $ 8,120  $ 6,202  $ 32,636  $ 26,688


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

                    FIRST BRANDS CORPORATION
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion and analysis of the consolidated results of operations for the three and nine month periods ended March 31, 1994 should be read in conjunction with the accompanying unaudited Consolidated Condensed Financial Statements and related Notes. The Company is primarily engaged in the development, manufacture, marketing and sale of branded and private label consumer products for the home and automotive markets. The Company's products which include "GLAD", "GLAD-LOCK" "PRESTONE", "STP", "SIMONIZ", "SCOOP AWAY" and "EVER CLEAN" can be found in large mass merchandise stores, chain supermarkets and other retail outlets. The Company believes that the significant market positions occupied by its products are attributable to brand name recognition, comprehensive product offerings, continued product innovation, strong emphasis on vendor support and aggressive advertising and promotion.

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

Results of Operations

The following table sets forth the percentages of net sales of the Company represented by the components of income and expense for the three and nine month periods ended March 31, 1994 and 1993.

                                     Three Months    Nine Months
                                         Ended          Ended
                                       March 31,      March 31,
                                      1994   1993   1994    1993
     Net sales . . . . . . . . . .    100.0% 100.0% 100.0%  100.0%
     Cost of goods sold. . . . . .     62.5   62.7   62.0    62.8
     Gross profit. . . . . . . . .     37.5   37.3   38.0    37.2
     Selling, general, and
       administrative expenses . .     24.7   25.0   23.8    23.8
     Amortization and
       other depreciation.........      2.4    2.6    2.2     2.2
     Interest expense. . . . . . .      2.0    2.5    1.9     2.3
     Discount on sale of receivables    0.4    0.4    0.4     0.4
     Other income (expense), net .     (0.0)   0.1   (0.0)    0.1
     Income before provision
       for income taxes                 8.0    6.9    9.7     8.6
     Provision for income taxes. .      3.3    2.8    4.1     3.5
     Net income. . . . . . . . . .      4.7%   4.1%   5.6%    5.1%

      Quarter and Nine Months ended March 31, 1994 Compared to the
             Quarter and Nine Months ended March 31, 1993

First Brands' consolidated sales for the three month period ended March 31, 1994 were $244,364,000, 111% of last year's $219,496,000, bringing nine month revenues to $794,570,000, 105% of last year's $756,511,000. Total sales for the quarter and nine months were above last year in all major categories. For the quarter, increased sales dollars and quantities were reported for all major categories of plastic wrap and bags, antifreeze/coolants and cat litter. Due to the unusually cold weather during the third quarter, antifreeze sales were up significantly over the prior year. Sales of other automotive products, including STP products, on a dollar basis, were above the prior year's level due to increasing demand and the favorable effect of winter weather on certain products. Year to date, strong sales of GLAD-LOCK zipper bags offset slightly lower sales of non-zipper plastic wrap and bag products. For the three and nine months ended March 31, higher antifreeze/coolant volumes were partially offset by reduced selling prices reflecting the Company's previously announced low price marketing program.

Cost of goods sold for the three and nine month periods, respectively, were $152,807,000, 111% of last year's and $492,409,000, 104% of last year. Higher sales volumes for the third quarter resulted in an increase in the cost of goods sold. The higher costs were partially offset by lower raw material costs, a more favorable product mix and lower manufacturing costs. Year to date, the increased costs resulted from the increased sales volumes, which were offset by lower manufacturing and raw material costs and a reduction in the Company's rent expense, due to renegotiated rental agreements.

Gross profit for the quarter of $91,557,000 (37.5% of sales) was 112% of last year's $81,874,000 (37.3% of sales). For the nine month period, gross profit of $302,161,000 (38.0% of sales) was 107% of last year's $281,207,000 (37.2% of sales). The higher gross profit dollars and margin, for the quarter and nine months, are due to the increase in sales, enhanced production efficiencies, a favorable sales mix of STP and plastic wrap and bag products, the benefit from the aforementioned reduction in raw material costs and the renegotiated rental agreements.

Selling, general and administrative expenses were $60,311,000 and $188,763,000 for the three and nine months, respectively, 110% and 105% of the comparable periods last year. The higher expenditures in both periods primarily reflects increased consumer promotion spending in the plastic wrap and bag, STP and cat litter business. The Company's antifreeze/coolant marketing program has partially offset these higher selling expenditures due to the elimination of certain consumer rebate programs in exchange for lower selling prices.

Amortization and other depreciation expense of $5,717,000, was 100% of last year's three month period, and $17,613,000, 112% of last year's nine month period. The increase year to date, principally reflects the write-down of certain fixed assets expected to be sold this year. Interest expense of $4,972,000 and $15,636,000 for the three and nine month periods, respectively, was 93% and 89% of prior year levels due to lower debt levels and reduced rates. Discount on sale of receivables reflects the costs associated with the sale of a fractional ownership interest, without recourse, in a defined pool of the Company's eligible trade accounts receivable.

In August 1993, the U.S. Congress enacted legislation which increased the corporate federal income tax rate from 34% to 35%, retroactive to January 1, 1993. The Company's provision for income taxes for the third quarter was $8,120,000, 131% of last year's $6,202,000. Year-to-date, the provision for income taxes was $32,636,000, 122% of last year's $26,688,000. The increased tax expense reflects higher pre-tax income, along with the higher effective tax rate. Year-to-date, tax expense reflects the net impact that the new tax rate had on the Company's June 30, 1993 deferred tax assets and liabilities, and current taxes payable.


Financial Condition

Worldwide credit facilities in place at March 31, 1994 aggregated
$195,122,000 of which $156,298,000 was available, but unused. The Company does not expect to borrow significantly beyond its current debt level over the next twelve months.

The Company's current forecast for the 1994 fiscal year reflects capital expenditures of approximately $40,000,000 and fixed payments (interest, principal, discount on sale of receivables and lease payments) of approximately $75,000,000.

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

                 Independent Accountants' Report




The Board of Directors
First Brands Corporation:

We have reviewed the consolidated condensed balance sheet of First Brands Corporation and subsidiaries as of March 31, 1994, and the related consolidated condensed statements of income for the three and nine-month periods ended March 31, 1994 and 1993 and the consolidated condensed statements of cash flows for the nine-month periods ended March 31, 1994 and 1993, and the consolidated condensed statement of stockholders' equity for the nine month period ended March 31, 1994. These financial statements are the responsibility of the company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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


                                      /s/ KPMG PEAT MARWICK
                                      KPMG Peat Marwick


New York, New York
May 3, 1994

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings
          None


Item 2.   Changes in Securities
          None.


Item 3.   Defaults Upon Senior Securities
          None.


Item 4.   Submission of Matters to a Vote of Security Holders
          None.


Item 5.   Other Information
          None.


Item 6.   Exhibits and Reports on Form 8-K

          A. Exhibit Index:
             Exhibit 15 - Accountants' Acknowledgement

          B. Reports on Form 8-K
             None.



SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    FIRST BRANDS CORPORATION
                          (Registrant)


Date:  May 9th, 1994     By: /s/ DONALD A. DESANTIS
                            Donald A. DeSantis
                            Chief Financial Officer
                            (Principal Accounting
                             and Duly Authorized
                             Officer)