Form 10-K
period 1994-06-30
FIRST BRANDS CORP
filed 1994-09-12
CIK 797320

________________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 1994           COMMISSION FILE NUMBER 33-7264

                            ------------------------

                            FIRST BRANDS CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                            ------------------------

                        DELAWARE                                                 06-1171404
                (STATE OF INCORPORATION)                             (IRS EMPLOYER IDENTIFICATION NO.)
                83 WOOSTER HEIGHTS ROAD                                          06813-1911
              BUILDING 301, P.O. BOX 1911                                        (ZIP CODE)
                  DANBURY, CONNECTICUT
        (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (203) 731-2300

                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                                           NAME OF EACH EXCHANGE
                  TITLE OF EACH CLASS                                       ON WHICH REGISTERED
- - --------------------------------------------------------  --------------------------------------------------------
                      Common Stock                                        New York Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

     At September 2, 1994, the number of shares outstanding of the registrant's common stock was 22,015,907 (par value $.01), and the aggregate market value of the voting stock held by non-affiliates was $737,514,159.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Registrants Proxy Statement for the Annual Stockholders Meeting to be held October 28, 1994 is incorporated by reference for Part III

________________________________________________________________________________

                               TABLE OF CONTENTS

                                                                                                             PAGE
                                                                                                             ----
                                                     PART I

Item 1:    Business.......................................................................................     1
Item 2:    Properties.....................................................................................     5
Item 3:    Legal Proceedings..............................................................................     6
Item 4:    Submission of Matters to a Vote of Security Holders............................................     6

                                                     PART II

Item 5:    Market for Registrant's Common Equity and Related Stockholder Matters..........................     7
Item 6:    Selected Financial Data........................................................................     8
Item 7:    Management's Discussion and Analysis of Financial Condition and Results of Operations..........     9
Item 8:    Financial Statements and Supplementary Data....................................................    12
Item 9:    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........    12

                                                    PART III

Item 10:   Directors and Executive Officers of the Registrant.............................................    13
Item 11:   Executive Compensation.........................................................................    15
Item 12:   Security Ownership of Certain Beneficial Owners and Management.................................    15
Item 13:   Certain Relationships and Related Transactions.................................................    15

                                                     PART IV

Item 14:   Exhibits, Financial Statement Schedules, and Reports on Form 8-K...............................    16
Signatures................................................................................................    42

ITEM 1 -- BUSINESS

     First Brands Corporation ('First Brands' or 'the Company'), a Delaware corporation, was organized in March, 1986 to acquire the worldwide home and automotive products business (the 'Predecessor Business') of Union Carbide Corporation ('Union Carbide') in a leveraged buyout which was effective as of July 1, 1986. The Company is primarily engaged in the development, manufacture, marketing and sale of branded and private label consumer products for the household and automotive markets. The Company's products can be found in large merchandise and chain supermarkets and other retail outlets. The Company believes that the significant market positions occupied by its products are attributable to brand name recognition, comprehensive product offerings, continued product innovation, strong emphasis on vendor support and aggressive advertising and promotion.

     Home products include the most complete line of branded plastic wrap, bags and drinking straws in the United States and Canada, which is sold under the GLAD (and related GLAD-LOCK) brands. Plastic bags are also sold in Canada under the SURTEC brand. Clumping cat litter products are sold under the SCOOP AWAY and EVER CLEAN brands. Automotive products include PRESTONE, the leading branded antifreeze/coolant in the United States, automotive specialty performance products sold under the STP and PRESTONE brands, and cleaners, polishes and waxes sold under the SIMONIZ brand. Consumers have been purchasing products under the SIMONIZ, PRESTONE, STP, GLAD and SCOOP AWAY brand names for over 83, 67, 40, 31 and 5 years, respectively.

     On August 26, 1994, the Company sold its PRESTONE antifreeze/coolant and car care business ('the Prestone Business') to Prestone Products Corporation, a newly formed corporation organized and controlled by Vestar Equity Partners L.P., a private investment firm, for $142,000,000 in cash and a $13,000,000 7 1/2% subordinated debenture maturing in 2003, which for financial statement purposes has been valued at $9,000,000.

     Through its subsidiary, Himolene Incorporated ('Himolene'), the Company is the leading producer in the United States of high molecular weight high density polyethylene plastic trash can liners for the institutional and industrial markets.

     A&M Products, Inc. ('A&M'), a wholly owned subsidiary, manufactures and markets SCOOP AWAY and EVER CLEAN, the leading brands of clumping cat litter in the United States. On July 13, 1994, A&M acquired the cat litter and absorbent mineral assets of Excel Mineral Inc. and Excel International Inc. ('Excel'). The Excel business includes the JONNY CAT brand of cat care products.

     The Company has engaged in the automotive service market through the operation of its service center facilities which feature the STP, PRESTONE AND SIMONIZ brand products and furnish a variety of automotive services to the public. The Company operates four such centers in Charlotte, North Carolina and Orlando, Florida. After reviewing the performance of the existing centers, the Company decided to phase out these service centers, and during August of 1994 has sold its two North Carolina stores.

     In general First Brands does not produce against a backlog of firm orders; production is geared primarily to the level of incoming orders and to projections of future demand. Significant inventories of finished products, work-in-process and raw materials are maintained to meet delivery requirements of customers and First Brands production schedules.

     There is no significant seasonal fluctuation in sales of the Company's home, cat litter, institutional and industrial products. Sales of antifreeze/coolant have been seasonal with sales concentrated in the first half of the Company's fiscal year due to increased consumer demand in the fall and winter months. Historically, sales of antifreeze/coolant during the first half of the fiscal year have represented more than 70% of the Company's annual antifreeze/coolant sales. However, antifreeze/coolant is the major part of the Prestone Business which, as noted above, was sold on August 26, 1994, making the Company's business in general, significantly less seasonal. With the exception of certain SIMONIZ products, for which sales tend to be higher in the second half of the Company's fiscal year, sales of the Company's other automotive products are generally constant throughout the year.

     The Company's products are sold directly to retailers and to wholesalers and can be found in large mass merchandise stores and chain supermarkets as well as other retail outlets, including automotive supply stores, grocery stores and price clubs. While the Company's sales are not dependent upon a single customer, the top 25 customers account for approximately 48% of total sales, and sales to its largest customer, the Wal-Mart Stores and Sams Wholesale Club stores, are approximately 14% of total sales.

     Sales to food outlets, which account for approximately 70% of domestic sales of plastic wrap and bags as well as cat litter, are handled through a network of brokers; sales to mass merchandisers are handled by First Brands' direct sales force. Sales of automotive products are primarily handled through First Brands' direct sales force and sold to mass merchandisers. Sales by Himolene to the institutional and industrial markets are handled by that subsidiary's direct sales force as well as through distributors. Sales of the Company's products in Canada are generally handled in the same manner as domestic sales. Other international sales are handled primarily through distributors.

     The Company believes its manufacturing facilities employ state-of-the-art technology. The plastic wrap and bag manufacturing process employs advanced extrusion and conversion technologies. Each of the Company's antifreeze/coolant plants is an integrated operation, including blending, bottlemaking, filling and packaging. The Company's strategy is to update and expand its manufacturing facilities with internally developed technologies (some of which are patented) and state-of-the-art technology acquired from third-party sources. The Company has improved existing process technologies, acquired additional equipment used in the production of existing products and added new product manufacturing capabilities.

     The Company currently purchases a substantial portion of its raw material requirements pursuant to long-term contracts with Union Carbide Corporation which is the Company's largest single supplier. These contracts are considered to be material to the business of the Company. The Company believes that it is also Union Carbide's largest customer for polyethylene resin, from which it produces plastic wrap and bags, and ethylene glycol, from which it produces antifreeze/coolant. The Company has a contract with Union Carbide for the purchase of a substantial portion of its polyethylene resin requirements through December 31, 1994 and thereafter for successive three-year terms until terminated by either party by notice one year prior to expiration of any such term. Presently, renegotiation for a new contract with Union Carbide is underway. The Company also has a contract with Union Carbide for the purchase of a substantial portion of the Company's ethylene glycol requirements which will be in effect through December 31, 1996 and thereafter from year to year until terminated by either party on 24 months notice. The Company has other long-term contracts with several other suppliers for substantially all of its remaining requirements for ethylene glycol. These ethylene glycol contracts have been assigned to the purchasers of the Prestone Business. The Company also has contracts for the purchase of certain raw materials, including polyethylene resin, from other suppliers, and makes purchases on the open market as well. In the past, certain of the Company's raw materials supply contracts were not necessarily responsive to market conditions and, therefore, resulted from time to time in higher or lower prices for the relevant raw materials than the prices paid by the Company's competitors. The pricing provisions in the Company's present supply contracts are designed to be responsive to market conditions of the relevant raw materials.

     Although the Company believes that, based on industry estimates and projections, raw material costs will, over the long-term, remain relatively level, it is unable to predict with any certainty its costs of raw materials which may, because of market conditions, be materially higher or lower than those experienced in past periods. To the extent raw material costs are higher, the Company's margins on the relevant products could be adversely affected if it is unable to increase prices, effect offsetting cost savings, or reduce prices to meet competition. As a consequence, the Company may be adversely affected by changes in raw material markets. However, the Company believes that, if there were an industry wide shortage of raw materials, it might enjoy a competitive advantage over certain of its competitors as a result of its assured source of supply for a substantial portion of its raw materials.

     Most of the raw materials used by First Brands are petrochemical derivatives primarily produced from ethylene which in turn is largely produced from natural gas in the United States and Canada. Historically, petrochemical derivatives have been subject to price fluctuations due to various factors. There can be no assurances that future events will not precipitate price increases. The factors which will affect the cost of raw materials to the Company will generally affect competitors' raw material costs as well. However, because several of the Company's major competitors are units of vertically integrated enterprises, they may be able to vary internal pricing arrangements in order to mitigate, in their end-product markets, adverse movements in raw materials prices and thereby enjoy a competitive advantage.

     Most other raw materials are generally available in the marketplace and First Brands believes that it has contracts and commitments, or a readily available source of supply, to meet its anticipated needs in all major product areas.

     First Brands currently employs approximately 3,700 persons worldwide, of which about 3,200 are in the United States. The Company's employees are not unionized with the exception of approximately 600 hourly workers at one plastic wrap and bag plant who are represented by the United Paperworkers International Union. The contract with the union has been extended to run through February, 1995. The Company has not experienced any significant interruptions or curtailments of operations due to labor disputes, and considers its labor relations to be satisfactory.

     First Brands operates in highly competitive markets where success is dependent upon brand recognition, product innovation and performance, and price. In several instances, the competitors are larger, more integrated companies with greater financial resources than First Brands.

     The following table sets forth net sales by class of products for the fiscal years ended June 30, 1994, 1993 and 1992:

                           SALES BY CLASS OF PRODUCTS

                                                     1994                     1993                     1992
                                             ---------------------    ---------------------    ---------------------
                                              DOLLARS      PERCENT     DOLLARS      PERCENT     DOLLARS      PERCENT
                                             ----------    -------    ----------    -------    ----------    -------
                                                                     (DOLLARS IN THOUSANDS)

Plastic wrap and bags and related
  products................................   $  619,675       57%     $  607,274       58%     $  612,463       62%
Pet products..............................       71,169        7          55,450        5           5,129        1
Automotive Specialty and Appearance
  Products................................      204,903       19         187,751       18         183,880       18
Antifreeze/Coolant and Other Car Care
  Products (Sold August 26, 1994).........      190,573       17         191,382       19         187,061       19
                                             ----------    -------    ----------    -------    ----------    -------
                                             $1,086,320      100%     $1,041,857      100%     $  988,533      100%
                                             ----------    -------    ----------    -------    ----------    -------
                                             ----------    -------    ----------    -------    ----------    -------

     Financial information relating to international and domestic operations and export sales are included in Note 15 to the Company's Consolidated Financial Statements.

     Certain of the Company's operations are subject to federal, state and local environmental laws and regulations which impose limitations on the discharge of pollutants into the air and water and establish standards for the treatment, storage and disposal of solid and hazardous wastes. The Company believes that it is in substantial compliance with all applicable environmental laws and regulations.

     During fiscal 1994, 1993 and 1992, First Brands made expenditures of approximately $3,259,000, $2,110,000 and $2,018,000, respectively, for environmental compliance at its facilities, and currently estimates that it will make expenditures for environmental compliance of approximately $3,000,000 in fiscal 1995.

     The Company's Paulsboro, New Jersey facility is subject to an administrative consent order with the New Jersey Department of Environmental Protection and Energy which was entered into in connection with the purchase of such facility from Union Carbide pursuant to the requirements of the New Jersey Environmental Cleanup Responsibility Act. This order provides for soil and water testing, a cleanup plan and certain site cleanup; and a financial guarantee of compliance. The Company assumed these obligations from Union Carbide.
Preliminary testing has been completed and a site clean-up plan has been submitted with the New Jersey Department of Environmental Protection and Energy. This plan has been conditionally accepted and is subject to continuing discussions. If this plan is accepted, it is projected that the compliance costs will be within the Company's estimates. However, there can be no assurance that the final costs will not exceed these estimated costs.

     As a result of the assumption of liabilities described below, the Company has a potential liability under Superfund or similar state law for investigation and cleanup costs at four sites, in addition to Paulsboro described above. The United States Environmental Protection Agency ('EPA') has notified over 100 companies, including First Brands, at two sites that the EPA considers the companies to be potentially responsible parties under Superfund. The third site is voluntarily being cleaned up by a group of companies, including First Brands, with no EPA involvement. The Company, along with 31 other companies has been made party to a suit by a landowner for contribution for ground water clean up costs at a fourth site. Currently, the Company cannot determine accurately its ultimate liability, if any, for investigation or cleanup costs at these four sites, although the Company believes that, based on the numerous potentially responsible parties at each site and the relatively small volume of waste sent to these sites by the Predecessor Business, its liability, if any, would be small and would not have a material adverse effect on the Company. Environmental expenditure estimates discussed above do not include costs resulting from such liabilities.

     Although the Company has assumed most environmental liabilities which relate to conditions existing or actions taken in connection with the Predecessor Business prior to April 21, 1986, the date of the acquisition agreement with Union Carbide in connection with the acquisition of the Predecessor Business, to the extent that the Company incurs such liabilities or liabilities which relate to compliance with any requirement of an environmental law or regulation which existed as of the date of the acquisition agreement, the Company will be entitled to indemnification from Union Carbide for 85% of such liabilities in excess of $10,000,000 (providing such liabilities are asserted and written notice of such assertion has been given to Union Carbide within three years of the effective closing date of July 1, 1986), up to aggregate expenditures by Union Carbide for such liabilities (and certain other liabilities specified in the acquisition agreement) of $75,000,000. Accordingly, the Company will bear the first $10,000,000 of such liabilities, 15% of such liabilities in excess of $10,000,000 until Union Carbide has expended $75,000,000 for such environmental liabilities and 100% thereafter. The Company has provided Union Carbide with written notice asserting certain potential liabilities within the three-year period. The Company will bear any such liabilities asserted following the three-year indemnification period. Management of the Company is not aware of any such liabilities which are significant.

     Through research and development, management is committed to developing process technologies and new products which are critical to the Company's objective of providing high quality, innovative consumer products at costs which the Company believes are equal to or less than those of its competitors. The Company spent $6,287,000, $8,049,000 and $9,292,000 during fiscal 1994, 1993 and
1992, respectively, on research and development. In addition to state-of-the-art equipment and facilities, each of the home products and automotive businesses has its own Research and Development Director and research staff to focus on its business opportunities.

     Through the use of its high molecular weight high density polyethylene technology, Himolene produces stronger plastic bags with less raw material, resulting in a conservation of resources and a reduction of materials that eventually go into landfills.

     Product innovation and improvement are important elements in the maintenance and expansion of the Company's market share. In the home products business, the Company has emphasized improved product value, convenience and performance. Product enhancements during the year have included the expanded selection of GLAD-LOCK bulk packs, an expanded product line of TIE-TITE and TIE-TIE waste disposer bags, and the new GLAD LUNCH 'N MORE reusable lunch bag. The SCOOP AWAY and EVER CLEAN product lines continue to expand with convenient new packaging and improved clumping technology.

     In the automotive business, the Company continues to expand its product selection in the branded performance and maintenance category with STP SYNBLEND motor oil, a blend of synthic and mineral based oils, and STP FUEL STABILIZER.

     Prestone Technology Systems Inc., a wholly owned subsidiary, is engaged in proprietary antifreeze recycling and reinhibiting technology. Targeted towards the service sector, and the heavy duty/fleet area, this subsidiary represents years of research and development, enabling the Company to further leverage the PRESTONE brand. The assets of this business are included in the sale of the Prestone Business.

     The Company presently reprocesses plastic trimmings and scrap in both its GLAD and PRESTONE manufacturing facilities. The packages for all GLAD products are made with reclaimed paperboard.

ITEM 2 -- PROPERTIES

     First Brands uses various owned or leased plants, technical facilities, warehouses, distribution centers and offices in the United States, Puerto Rico, Canada, Hong Kong, England, Mexico, Spain and the Philippines. The Company's world headquarters is located in Danbury, Connecticut.

     First Brands believes current facilities, together with planned expenditures for normal maintenance, capacity and technological improvements, will provide adequate production capacity to meet expected demand for its products.

     Listed below are the principal manufacturing facilities operated by First Brands and its consolidated subsidiaries worldwide during fiscal 1994:

           LOCATION                    CITY                   PRINCIPAL PRODUCTS
- - ------------------------------   ----------------  ----------------------------------------

Domestic
     Arkansas*                   Rogers            Plastic wrap and bags
     California                  Bell              Plastic bags
     California**                Torrance          Antifreeze/coolant
     Georgia*                    Cartersville      Plastic wrap and bags
     Illinois**                  Alsip             Antifreeze/coolant
     Illinois                    West Chicago      Plastic bags
     Kansas                      Spring Hill       Cat litter
     Mississippi                 Tupelo            Plastic bags
     New Jersey**                Freehold          Antifreeze/coolant
     New Jersey                  Paulsboro         Auto specialty products
     Ohio                        Painesville       Auto specialty products
     Texas***                    Houston           Cat litter
     Vermont                     Rutland           Plastic bags
     Virginia*                   Amherst           Plastic wrap and bags
International
     Canada                      Orangeville       Plastic wrap and bags
     Hong Kong                   Kowloon           Plastic wrap and bags
     Philippines                 Manila            Auto specialty products

- - ------------

  * The Company has completed Sale/Leaseback Agreements for substantially all of the production equipment at its Arkansas and Georgia plastic wrap and bag plants and a majority of the GLAD-LOCK equipment at its Virginia facility. The Company retained the ownership of the real property and certain personal property at each site but has leased such real property or granted easements appurtenant thereto for 10-year terms to the respective facility lessor at the Arkansas and Georgia plants who, in turn, has agreed to have the Company operate and maintain such real property and equipment facilities and has sublet such real property back to the Company during the term of each facility lease. These transactions were undertaken to reduce the Company's financing costs. Most plant and Company-owned equipment at the Arkansas, Georgia and Virginia facilities is subject to liens pursuant to the Sale/Leaseback Agreements. See Notes 8 and 9 to the Company's Consolidated Financial Statements.

 ** These facilities are included in the sale of the Prestone Business.

*** During 1994, the Company completed the transfer of cat litter production from its Houston, Texas facility to it's newly constructed Spring Hill, Kansas plant. The lease agreement for the Houston location expired during fiscal 1994 and has been renewed on a month to month basis until September 30, 1994.

     The Illinois facility as well as the West Chicago, Illinois and the Bell, California facilities are located on leased land under leases of varying terms which expire between 1994 and 1996 with average annual rentals of $160,000 in the aggregate. The Houston, Texas lease expired during March 1994 and was rented monthly until June 1994, resulting in a total rental expense of $354,000. The Hong Kong and Philippines facilities are leased from third parties. The Hong Kong lease expires in 1996 and has an average annual rental of approximately $310,000; the Philippines lease expires in 1997 and has an average annual rental of approximately $90,000. All other production plants are owned by the Company or its wholly-owned subsidiaries.

     First Brands maintains research and development facilities for its home products in Willowbrook, Illinois, and for its automotive products in Danbury, Connecticut; both facilities are under long term leases expiring in 1998 and 1999, respectively. As part of the sale of the Prestone Business, the Company will obtain automotive laboratory services from Prestone at cost for up to two years. In addition, First Brands maintains numerous domestic and international administrative and sales offices and warehouses. The majority of these premises are either leased under relatively short-term leases or owned.

ITEM 3 -- LEGAL PROCEEDINGS

     The  Company  and  Prestone  Technology   Systems  Inc.,  a  wholly   owned
subsidiary, have been named as defendant in a suit brought by American Fluid Technologies ('AFT') and as a defendant with AFT as a co-defendant in suits brought by two AFT franchisees in connection with its mobile recycling antifreeze technology. The suits are in the early stages of discovery, and valuation of the claims is pending further discovery, although the alleged claims are not expected to have a material adverse effect on the Company's financial position or results of operations. The Company has not transferred liability, if any, for these suits to Prestone Products.

     The Company has been named as defendant in various other claims arising as a normal part of its business, including three pending lawsuits involving STP Flat Tire Repair which was recalled in January, 1994 as a result of concerns for the products safety arising from its misuse. Based upon the facts available to date, management believes the Company has meritorious defenses to all these actions and that their ultimate resolution of these actions and claims will not have a material adverse effect on the Company's financial position or results of operations.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     None

                                    PART II

ITEM 5 -- MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded on the New York, Philadelphia, Midwest and Pacific Stock Exchanges under the symbol 'FBR'. The following table sets forth the high and low sales price per share of the Common Stock during the fiscal periods indicated as reported by the NYSE and the dividend per share paid during such fiscal periods. The approximate number of holders of Common Stock of record as of June 30, 1994 was 572.

                                                                                             HIGH            LOW         DIVIDEND
                                                                                         ------------    ------------    --------

Fiscal 1993
     First quarter....................................................................   $27 1/8          $23 1/2            $.01
     Second quarter...................................................................    30               23 7/8             .06
     Third quarter....................................................................    33 3/8           28 3/8             .06
     Fourth quarter...................................................................    33 3/4           27 5/8             .06

Fiscal 1994
     First Quarter....................................................................    33               28 1/4             .06
     Second quarter...................................................................    35 1/2           30 1/8             .08
     Third quarter....................................................................    37 3/8           33                 .08
     Fourth quarter...................................................................    37 1/2           32 3/4             .08

     The amount of cash dividends on common stock which may be paid by the Company is limited by the restrictions under certain credit and sale/leaseback agreements. See Notes 9 and 10 to the Company's Consolidated Financial Statements.

ITEM 6 -- SELECTED FINANCIAL DATA

                            SELECTED FINANCIAL DATA

     The following table includes selected financial data for the five years ended June 30, 1994 which are derived from and more fully described in the Consolidated Financial Statements and Notes.

                                                                                YEARS ENDED(1)
                                                           --------------------------------------------------------
                                                           JUNE 30,    JUNE 30,    JUNE 30,    JUNE 30,    JUNE 30,
                                                             1994        1993        1992        1991        1990
                                                           --------    --------    --------    --------    --------
                                                                (MILLIONS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

Net sales...............................................   $1,086.3    $1,041.9    $  988.5    $1,073.0    $1,086.6
Operating expenses(2)...................................      935.1       904.1       859.2       922.2       946.7
Amortization and other depreciation.....................       20.8        19.1        22.4        27.5        28.8
Interest expense and amortization of debt discount and
  expense...............................................       22.4        25.6        39.9        51.5        56.3
Discount on sale of receivables(3)......................        4.3         4.1          .6          --          --
Other income (expense), net.............................        (.1)        0.1        (0.1)         .3         1.8
Income before extraordinary item(4).....................       60.1        52.7        39.2        42.7        33.5
Net income..............................................   $   60.1    $   52.7    $   23.5    $   40.8    $   32.6
                                                           --------    --------    --------    --------    --------
Per common and common equivalent share(5)
     Income before extraordinary item...................   $   2.71    $   2.41    $   1.79    $   1.97    $   1.60
     Net income.........................................   $   2.71    $   2.41    $   1.07    $   1.88    $   1.56
                                                           --------    --------    --------    --------    --------
Cash dividends per common share.........................      $0.30       $0.19       $0.04       $0.04       $0.02
                                                           --------    --------    --------    --------    --------
Total assets............................................   $  814.0    $  830.2    $  856.1    $  834.1    $  867.3
Long-term debt (including current maturities)(6)........   $  153.5    $  231.3    $  288.7    $  318.3    $  370.7

- - ------------

(1) Financial data for fiscal years prior to June 30, 1993 have been restated to reflect the effect of changing the method of accounting for domestic inventories from the LIFO method to the FIFO method, and for the adoption of SFAS No. 109 'Accounting for Income Taxes'. See Note 1 to the Company's Consolidated Financial Statements. Financial data includes the operations of A&M Products for twelve months for the fiscal years ended June 30, 1994 and 1993, and for one month for the fiscal year ended June 30, 1992.

(2) Operating expenses include a portion of the depreciation expense.

(3) Relates to a program which began in May, 1992 for the sale of a fractional interest in accounts receivable. See Note 2 to the Company's Consolidated Financial Statements.

(4) Income before extraordinary item excludes the premium and the write-off of unamortized issuance costs related to the repurchase of subordinated debt, net of taxes, for the years ended June 30, 1992, 1991, and 1990. See Note 8 to the Company's Consolidated Financial Statements.

(5) Net income per common share and common equivalent share has been computed using the weighted average number of common shares and common share equivalents outstanding for each period. The Cumulative Convertible Preferred Stock was considered a common stock equivalent from its date of issuance. The preferred stock was fully converted to common stock during the year ended June 30, 1990.

(6) Long-term debt excludes other long-term obligations and long-term operating lease commitments. See Notes 8 and 9 to the Company's Consolidated Financial Statements.

ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following discussion and analysis of the consolidated results of operations for the fiscal years ended June 30, 1994 and 1993 and the financial condition at June 30, 1994 should be read in conjunction with the Consolidated Financial Statements and Notes thereto of First Brands. Financial data for the fiscal year ended June 30, 1992 has been restated to reflect the effect of changing the method of accounting for domestic inventories from the LIFO method to the FIFO method (See Note 1), and for the adoption of SFAS No. 109 'Accounting for Income Taxes' (See Notes 1 and 11).

     The following table sets forth the percentages of net sales of the Company represented by the components of income and expense for the three years ended June 30, 1994.

                                                                                YEARS ENDED JUNE 30,
                                                                             ---------------------------
                                                                             1994       1993       1992
                                                                             -----      -----      -----

Net sales.................................................................   100.0%     100.0%     100.0%
Cost of goods sold (including depreciation and rent expense)..............    61.3       62.0       60.7
                                                                             -----      -----      -----
Gross profit..............................................................    38.7       38.0       39.3
Selling, general and administrative expenses..............................    24.8       24.7       25.8
Operations restructuring expense..........................................    --         --          0.4
Amortization and other depreciation.......................................     1.9        1.8        2.3
Interest expense and amortization of debt discount and expenses...........     2.1        2.5        4.0
Discount on sale of receivables...........................................     0.4        0.4        0.1
                                                                             -----      -----      -----
Income before provision for income taxes and extraordinary item...........     9.5        8.6        6.7
Provision for income taxes................................................     4.0        3.5        2.7
                                                                             -----      -----      -----
Income before extraordinary item..........................................     5.5        5.1        4.0
Extraordinary loss relating to the repurchase of subordinated debt, net of
  taxes...................................................................    --         --         (1.6)
                                                                             -----      -----      -----
Net income................................................................     5.5%       5.1%       2.4%
                                                                             -----      -----      -----

FISCAL YEAR ENDED JUNE 30, 1994 COMPARED TO FISCAL YEAR ENDED JUNE 30, 1993

     Sales for the fiscal year ended June 30, 1994 were $1,086,320,000, 4% above the prior year's sales of $1,041,857,000. Total sales dollars and quantities in the Company's plastic wrap and bag business were above the prior year's level primarily due to strong sales of GLAD-LOCK products. This shift in product mix also had a favorable impact on the Company's average selling price. The pet products business had significant growth throughout fiscal 1994, with increases in both volume and dollar sales. The average selling price during the year declined slightly due to the introduction of new economy pack litter products and the expansion into warehouse clubs with larger sizes. Automotive speciality and appearance products, primarily STP branded products, also recorded increases in sales volumes and dollars. As discussed in Note 19, the Company sold it's antifreeze/coolant and other car care business on August 26, 1994. While volume sales for this business were up during fiscal 1994, this segment reported slightly lower sales due to reduced selling prices reflecting the Company's lower price marketing program which was instituted in fiscal 1994. Excluding the negative impact of the strong U.S. dollar during 1994, international sales revenues in local currency were ahead of the prior year's results due to volume increases in all but one of the Company's subsidiaries.

     Cost of goods sold in fiscal 1994 was $665,896,000 versus $646,298,000 in fiscal 1993. The 3% increase in costs primarily reflects the higher sales volumes during 1994. Gross profit for the year of $420,424,000 (39%) was 106% of 1993's $395,559,000 (38% of sales). The higher gross profit reflects higher sales levels, along with the favorable impact of slightly lower raw material costs, a favorable product mix, lower manufacturing costs due to increased efficiencies, and reduced rental expense resulting from renegotiated rental agreements.

     Selling, general, and administrative expenses of $269,181,000 were 4% above fiscal 1993's $257,799,000, reflecting higher consumer promotion spending in the plastic wrap and bag, STP and cat litter businesses. Increased spending in these areas was partially offset by lower expenditures in the antifreeze/coolant business due to the aforementioned change to a lower price marketing strategy.

     Amortization and other depreciation expense of $20,768,000 was 109% of 1993's $19,079,000 reflecting the write-down of certain fixed assets which were either sold during fiscal 1994 or are expected to be sold during early fiscal 1995. Amortization expense largely relates to intangibles recorded in 1986 when the Company acquired its businesses. The after-tax amounts for amortization expense on a per share basis was $0.55 and $0.59 in fiscal 1994 and 1993, respectively, a portion of which is not deductible for income tax purposes.
During fiscal 1994 interest expense of $22,390,000 was 87% of last year's $25,620,000 due to lower debt levels and reduced rates. Interest expense also includes the amortization of various financing and legal costs which were incurred in the issuance of Company debt. Discount on sale of receivables reflects the costs associated with the sale of a fractional ownership interest, without recourse, in a defined pool of the Company's eligible trade accounts receivable.

     The  provision  for  income  taxes  of  $43,569,000  was  120%  of   1993's
$36,327,000 reflecting this year's higher pre-tax income and an increase in the federal tax rate from 34% to 35%.

     Inflation was not considered to be a significant factor in the Company's operations during fiscal 1994.

     In November, 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 112, 'Employers' Accounting for Postemployment Benefits'. SFAS No. 112 concerns those benefits provided by an employer to former or inactive employees after employment but before retirement. SFAS No. 112 requires that the expense associated with these benefits be recognized on an accrual basis. The Company will adopt this statement during the first quarter of fiscal 1995. Preliminary analysis indicates that the adoption of SFAS No. 112 will not have a material impact on the consolidated financial position or operating results of the Company.

FISCAL YEAR ENDED JUNE 30, 1993 COMPARED TO FISCAL YEAR ENDED JUNE 30, 1992

     Sales for the fiscal year ended June 30, 1993 were $1,041,857,000, 5% above 1992's sales of $988,533,000. Excluding sales from A&M Products, which was acquired in May, 1992, revenues during fiscal 1993 were approximately even with fiscal 1992.

     Sales volumes in the Company's plastic wrap and bag business were moderately ahead of the prior year's levels, however, lower average selling prices due to the product mix, resulted in sales revenues being slightly below the prior year. The antifreeze/coolant business recorded substantially higher sales volumes in fiscal 1993 due to a significant increase in the level of private label antifreeze/coolant sales. Although the Company's antifreeze/coolant unit sales increased, the lower selling price associated with private label product resulted in fiscal 1993 sales revenues being approximately even with the 1992 level. Sales of other automotive products were above the prior year's level due to higher volumes. Performances of the Company's international subsidiaries were adversely affected by lower exchange rates in fiscal 1993, resulting in sales revenues and operating profits being slightly below the 1992 level.

     Cost of goods sold in fiscal 1993 was $646,298,000 versus $599,709,000 in fiscal 1992. The 8% increase in costs reflects the higher sales volumes in 1993, a different product mix and higher resin costs compared to the prior year, as well as sharply lower ethylene glycol prices offset by the higher antifreeze/coolant volume. Gross profit for the year of $395,559,000 (38% of sales) was 102% of 1992's $388,824,000 (39% of sales). The higher gross profit reflects higher sales, while the lower gross profit margin resulted from a less favorable product mix, and comparatively lower resin costs in fiscal 1992.

     Selling, general, and administrative expenses of $257,799,000 were 1% above fiscal 1992's $255,036,000, reflecting higher expenditures associated with A&M Products, partially offset by lower advertising and promotion costs compared to last year's higher spending levels to support the launch of new automotive products and the GLAD-LOCK expansion.

     Amortization and other depreciation expense of $19,079,000 was 85% of 1992's $22,360,000 reflecting lower amortization as certain intangibles were fully amortized or written off during fiscal 1992. The after-tax amounts for amortization expense on a per share basis was $0.59 in both fiscal 1993 and 1992, respectively, a portion of which is not deductible for income tax purposes. Interest expense of $25,620,000 was 64% of last year's $39,877,000 due to lower debt levels and reduced rates. Interest expenses also includes the amortization of various financing and legal costs. Discount on sale of receivables reflects the costs associated with the sale of a fractional ownership interest, without recourse, in a defined pool of the Company's eligible trade accounts receivable for a full year in fiscal 1993 versus one month in fiscal 1992.

     The provision for income taxes of $36,327,000 was 33% above 1992's $27,217,000 reflecting the higher pre-tax income.

     Inflation was not considered to be a significant factor in the Company's operations during fiscal 1993.

FINANCIAL CONDITION

     Worldwide credit facilities in place at June 30, 1994 aggregated $195,786,000 of which $190,850,000 was available but unused. The Company expects to borrow up to $40,000,000 from these credit facilities over the next twelve months, primarily for seasonal working capital purposes. The Company also utilizes a $100,000,000 extendable three year agreement to sell fractional ownership interest, without recourse, in a defined pool of eligible accounts receivable (See Note 2).

     The   Company's  fiscal   1995  plan   reflects  capital   expenditures  of
approximately $35,000,000 and fixed payments (interest, principal, receivable financing costs and lease payments) of approximately $45,000,000.

     Capital expenditures, including capitalized interest, were $39,753,000 during fiscal 1994, and $39,105,000 in fiscal 1993. Expenditures were primarily related to GLAD-LOCK zipper plastic storage bag and GLAD HANDLE-TIE disposer bag capacity, the Company's GLAD Amherst, Virginia facility, and A&M's Spring Hill, Kansas facility, as well as cost reductions and technology improvements. During fiscal 1993, the Company acquired previously leased equipment totalling $3,015,000. Principal payments due on long-term debt (including current maturities) total $122,123,000 for the five-year period beginning July 1, 1994, and $27,533,000 for the five-year period thereafter.

     As a result of the public offering of its Common Stock in March 1991 and the total redemption of the 12 1/2% Debentures, the Company may be obligated, pursuant to the Note Purchase Agreement governing the 13 1/4% Notes, to repurchase the remaining $45,000,000 outstanding of the 13 1/4% Notes at par not earlier than 15 months after receipt of notice from the holder of the 13 1/4% Notes of its intention to require such prepayment. To date no such notice has been received. If the Company became obligated to repurchase the 13 1/4% Notes, it would be required to obtain waivers from the Banks and to incur additional debt. The Company does not expect the holder of the 13 1/4% Notes to give any such notice.

     The Company's debt agreements have restrictions on the Company's ability to incur certain indebtedness; however, based on its working capital requirements, the current availability under its credit facilities, and its ability to generate funds from operations, the Company does not believe that such limitations will have a material effect on the Company's long-term liquidity. The Company believes that it will have the funds necessary to meet all of its above described financing requirements and all other fixed obligations. Should the Company undertake in the future, strategic acquisitions requiring funds in excess of its internally generated cash flow, it might be required to incur additional debt.

     Certain of the Company's operations are subject to federal, state and local environmental laws and regulations which impose limitations on the discharge of pollutants into the air and water and establish standards for the treatment, storage and disposal of solid and hazardous wastes. The Company believes that it is in substantial compliance with all applicable environmental laws and regulations. Pursuant to the acquisition agreement, the Company assumed certain liabilities of Union Carbide including most environmental liabilities connected with the home and automotive businesses. See Note 13 to the Consolidated Financial Statements for a discussion of indemnifications. The Company's Paulsboro, New Jersey facility is subject to an administrative consent order with the New Jersey Department of Environmental Protection. The Company also has a potential liability under Superfund or similar state law for investigation and cleanup costs at four sites. The Company believes that it has made adequate provision for such compliance costs, but there can be no assurance that the final costs will not exceed the Company's estimated costs of compliance.

ITEM 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and related documents of the Company and the financial statement schedules of the Company and related documents are included in Part IV, Item 14, of this Report.

ITEM 9 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The principal executive officers and directors of the Company are as follows:

                   NAME                       AGE          POSITION HELD WITH THE CORPORATION
- - -------------------------------------------   ---    -----------------------------------------------

Alfred E. Dudley(5)........................   66     Chairman and Director
William V. Stephenson(5)...................   53     President, Chief Executive Officer and Director
Ray O. Pinion..............................   55     Executive Vice-President, President Automotive
                                                       Products
Thomas H. Rowland..........................   49     Executive Vice-President, President Home
                                                       Products
Donald A. DeSantis.........................   44     Senior Vice-President, Chief Financial Officer
                                                       and Treasurer
Ronald F. Dainton..........................   55     Vice-President, Human Resources
Joseph B. Furey............................   48     Vice-President, Controller and Assistant
                                                       Secretary
J. Bruce Ipe...............................   56     Vice-President, General Counsel and Assistant
                                                       Secretary
Thomas J. Nathanson........................   42     Vice-President Operations and Technology
Dan Raymond................................   56     Vice-President and Secretary
Alan C. Egler(4,5).........................   66     Director
Gary E. Gardner(1,3).......................   40     Director
James R. Maher(2)..........................   44     Director
James R. McManus(2)........................   60     Director
Dwight C. Minton(3,4)......................   59     Director
Denis Newman(4,5)..........................   64     Director
Ervin R. Shames(2).........................   54     Director
Robert G. Tobin(3).........................   56     Director

- - ------------

(1) Mr. Gardner was elected to the Board of Directors on January 21, 1994, assuming the position left vacant by the resignation of Mr. Leonard A. Herring on May 25, 1993. Mr. Gardner's term is set to expire in 1995.

(2) Member, Compensation Committee

(3) Member, Pension Committee

(4) Member, Audit Committee

(5) Member, Executive Committee

                            -------------------------
     The Certificate of Incorporation provides for the classification of the Board of Directors into three classes of membership with terms expiring on different Annual Meeting dates. Approximately one-third of the members of the Board of Directors are nominated each year to serve as directors for a term of three years. Directors are elected at the Annual Meeting of Stockholders for the terms specified and continue in office until their respective successors have been elected and have qualified. The terms of office of Messrs. Maher, Minton, Stephenson and Tobin expire at the next Annual Meeting of Stockholders in October, 1994; the terms of office of Messrs. Gardner, Newman and Shames expire at the Annual Meeting of Stockholders in 1995 and the terms of office of Messrs. Dudley, Egler and McManus expire at the Annual Meeting of Stockholders in November, 1996. Executive officers and key employees are elected annually by, and serve at the pleasure of, the First Brands' Board of Directors. There are no family relationships between any directors, executive officers or key employees of First Brands.

     Mr. Dudley was elected Chairman on June 19, 1986. He relinquished the title of Chief Executive Officer effective September 1, 1994 to Mr. Stephenson who was elected Chief Executive Officer effective September 1, 1994. He is also a director of Hampshire Chemical Corporation.

     Mr. Stephenson was appointed Vice-President and Director of Sales, Home Products Division in March 1987 and Senior Vice-President and General Manager, Home Products Division in December 1989. He was elected Executive Vice-President of the Company on September 6, 1991 and simultaneously was appointed President of the Home Products Division. He was elected President and Chief Operating Officer and a Director of the Company on August 11, 1992, and was elected Chief Executive Officer effective September 1, 1994.

     Mr. Pinion was appointed Vice-President and Director of Sales, Automotive Products Division in March 1987 and Senior Vice-President and General Manager, Automotive Products Division in December 1989. He was elected Executive Vice-President of the Company on September 6, 1991 and simultaneously was appointed President of the Automotive Products Division. He announced his retirement effective October 1, 1994.

     Mr. Rowland was elected President of Himolene Incorporated, a wholly owned subsidiary of the Company on June 1, 1989, and served in that position to 1992; prior to that he elected Vice President and Chief Financial Officer of Himolene Incorporated on September 1, 1988. He was elected Executive Vice-President of the Company on August 11, 1992, and simultaneously was appointed President of the Home Products Division.

     Mr. DeSantis was elected Chief Financial Officer and Treasurer of the Company on June 19, 1986. He relinquished the title of Treasurer on November 17, 1987 and was elected Vice-President on May 26, 1988 and Senior Vice-President on November 5, 1993. He was elected Treasurer on August 9, 1994.

     Mr. Dainton was Director of Employee Relations at First Brands from 1986 to 1989; he was elected Vice-President, Human Resources of the Company on May 24, 1989.

     Mr. Furey was elected Controller and Assistant Secretary of the Company on June 19, 1986, and Vice-President on November 5, 1993.

     Mr. Ipe was elected General Counsel and Assistant Secretary of the Company on June 19, 1986 and Vice-President on May 26, 1988.

     Mr. Nathanson was Plant Manager at one of the Company's plastic wrap and bag facilities from 1987 to 1989 and Director of Research and Development, Automotive Products Division from 1989 to 1993. He was elected Vice President Operations and Technology on May 25, 1993.

     Mr. Raymond was elected Secretary of the Company on June 19, 1986 and Vice-President on May 26, 1988.

     Mr. Egler was Vice-Chairman and consultant to the Company from 1986 through 1991. He was elected a director of the Company on June 19, 1986.

     Mr. Gardner has been President of Soft Sheen Products Inc. since March, 1993. He was elected a director of the Company on January 21, 1994.

     Mr. Maher has been President and Chief Executive Officer of National Health Laboratories Inc., a health services company, since December, 1992. He was Vice-Chairman of The First Boston Corporation from September, 1990 until June, 1992. He was a Managing Director of The First Boston Corporation from January 1983 to September 1990. He was elected a director of the Company on May 26, 1988.

     Mr. McManus has been Chairman, Chief Executive Officer and founder of the Marketing Corporation of America, a marketing services firm, since prior to 1986. He also serves on the Board of Au Bon Pain, Inc. and Neutrogena Corporation. He was elected a director of the Company on November 18, 1986.

     Mr. Minton has been Chairman and Chief Executive Officer of Church & Dwight Co., Inc., which manufactures ARM & HAMMER brand consumer and specialty products since prior to 1986. He is also a director of Chemical Bank of New Jersey, Crane Co., and Medusa Corporation. He was elected a director of the Company on November 7, 1991.

     Mr. Newman has been a Managing Director of MidMark Management, Inc., a financial services firm since December, 1989. From April, 1988 until December, 1989, Mr. Newman was President and a director of The Dunmore Group, Inc., a merchant banking firm. He is also a director of GMIS, Inc. He was elected a director of the Company on May 30, 1986.

     Mr. Shames has been President and Chief Executive Officer of Borden, Inc., a consumer and specialty products manufacturer, since December, 1993. He was President and Chief Operating Officer of Borden, Inc. from July, 1993 until December, 1993. Mr. Shames was Chairman of the Stride Rite Corporation, a footwear manufacturer, from June 1, 1992 to July, 1993 and President and Chief Executive Officer of the Stride Rite Corporation from June, 1990 to June, 1993. From November, 1989 to June, 1990, he was Chairman, President and Chief Executive Officer of The Kendall Company, a health care company. From March, 1989 to August, 1989, Mr. Shames was President of Kraft USA, a food products company. He was elected a director of the Company on May 28, 1987.

     Mr. Tobin has been President and Chief Executive Officer of The Stop & Shop Companies Inc. and The Stop & Shop Supermarket Company, a food retailer, since May 1994. He was President and Chief Operating Officer of The Stop & Shop Companies Inc. and The Stop & Shop Supermarket Company, since March, 1993 and November, 1989, respectively. From prior to 1986 to November, 1989, Mr. Tobin was Executive Vice-President and Chief Operating Officer of the latter company. He was elected a director of the Company on September 6, 1991.

ITEM 11 -- EXECUTIVE COMPENSATION

     Incorporated by reference to the section entitled 'Executive Compensation' in the Company's Proxy Statement, dated September 27, 1994, for its 1994 Annual Meeting of Stockholders.

ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated by reference to the section entitled 'Security Ownership of Certain Beneficial Owners and Management' in the Company's Proxy Statement, dated September 27, 1994, for its 1994 Annual Meeting of Stockholders.

ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

                                    PART IV

ITEM 14 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) (1) Financial Statements

          The following financial statements and related notes of the Company as set forth below are filed with this Report on Form 10-K:

                                                                                          PAGE
                                                                                          ----

Report of Management...................................................................    17
Independent Auditors' Report...........................................................    18
Consolidated Statements of Income -- For the Years Ended June 30, 1994, 1993 and
  1992.................................................................................    19
Consolidated Balance Sheets -- June 30, 1994 and 1993..................................    20
Consolidated Statements of Stockholders' Equity -- For the Years Ended June 30, 1994,
  1993 and 1992........................................................................    21
Consolidated Statements of Cash Flows -- For the Years Ended June 30, 1994, 1993 and
  1992.................................................................................    22
Notes to Consolidated Financial Statements.............................................    23

     (a) (2) Financial Statement Schedules

          The following financial statement schedules of the Company as set forth below are filed with this Report on Form 10-K:

Independent Auditors' Report On Schedules..............................................    38
Valuation and Qualifying Accounts (Schedule VIII) For the Years Ended June 30, 1994,
  1993 and 1992........................................................................    39
Short-Term Borrowings (Schedule IX) For the Years Ended June 30, 1994, 1993 and 1992...    40
Supplementary Income Statement Information (Schedule X) For the Years Ended June 30,
  1994, 1993 and 1992..................................................................    41

          All other schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements or related Notes.

     (a) (3) Exhibits -- See Exhibit Index on Pages 43-45 for exhibits filed with this Annual Report on Form 10-K.

     (b) Reports on Form 8-K

          A Form 8-K items 2 and 7 dated September 12, 1994 was filed reporting the sale of the Company's antifreeze/coolant and other car care businesses.

                              REPORT OF MANAGEMENT

     The management of First Brands Corporation is responsible for the financial and operating information contained in the Annual Report including the financial statements covered by the independent auditors report. These statements were prepared in conformity with United States generally accepted accounting principles and include, where necessary, informed estimates and judgements.

     The Company maintains systems of accounting and internal control designed to provide reasonable assurance that assets are safeguarded against loss, and that transactions are executed and recorded properly so as to ensure that the financial records are reliable for preparing financial statements.

     Elements of these control systems are the establishment and communication of accounting and administrative policies and procedures, the selection and training of qualified personnel, and continuous programs of internal audits.

     The Company's financial statements are reviewed by its Audit Committee, which is composed entirely of non-employee Directors. This Committee meets periodically with the independent auditors, management, and the corporate internal auditor to review the scope and results of the annual audit, interim reviews, internal controls, internal auditing, and financial reporting matters. The independent auditors and the corporate internal auditor have direct access to the Audit Committee.

     A.E. DUDLEY
     Chairman and Chief Executive
     Officer

                                          D.A. DESANTIS
                                          Senior Vice President and Chief
                                          Financial Officer

August 9, 1994

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
FIRST BRANDS CORPORATION:

     We have audited the accompanying consolidated balance sheets of First Brands Corporation and subsidiaries as of June 30, 1994 and 1993 and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three year period ended June 30, 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Brands Corporation and subsidiaries at June 30, 1994 and 1993, and the results of their operations and their cash flows for each of the years in the three year period ended June 30, 1994, in conformity with generally accepted accounting principles.

     As discussed in Notes 1 and 12 to the consolidated financial statements, First Brands Corporation changed its method of accounting for postretirement benefits other than pensions by adopting Statement of Financial Accounting Standards No. 106, 'Employers' Accounting for Postretirement Benefits Other Than Pensions'.

                                          KPMG PEAT MARWICK LLP

New York, New York
August 9, 1994, except as to Note 19,
which is as of August 26, 1994

                       CONSOLIDATED STATEMENTS OF INCOME
                FOR THE YEARS ENDED JUNE 30, 1994, 1993 AND 1992

                                                                        1994           1993              1992
                                                                     ----------     ----------   --------------------
                                                                                                  (RESTATED-NOTE 1)
                                                                      (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Net sales........................................................    $1,086,320     $1,041,857        $  988,533
Cost of goods sold (including depreciation and rent expense of
  $38,891, $35,909 and $36,384)..................................       665,896        646,298           599,709
Selling, general and administrative expenses.....................       269,181        257,799           255,036
Operations restructuring expense (Note 1)........................            --             --             4,500
Amortization and other depreciation..............................        20,768         19,079            22,360
Interest expense and amortization of debt discount and expense...        22,390         25,620            39,877
Discount on sale of receivables..................................         4,260          4,101               572
Other income (expense), net......................................           (90)            95               (47)
                                                                     ----------     ----------   --------------------
Income before provision for income taxes and extraordinary
  item...........................................................       103,735         89,055            66,432
Provision for income taxes (Note 11).............................        43,569         36,327            27,217
                                                                     ----------     ----------   --------------------
Income before extraordinary item.................................        60,166         52,728            39,215
Extraordinary loss relating to the repurchase of subordinated
  debt, net of taxes (Note 8)....................................            --             --           (15,737)
                                                                     ----------     ----------   --------------------
Net income.......................................................    $   60,166     $   52,728        $   23,478
                                                                     ----------     ----------   --------------------
                                                                     ----------     ----------   --------------------
Net income per common share and common equivalent share (Note 1):
     Income before extraordinary item............................         $2.71          $2.41             $1.79
     Extraordinary item..........................................            --             --              (.72)
                                                                     ----------     ----------   --------------------
     Net income..................................................    $     2.71     $     2.41        $     1.07
                                                                     ----------     ----------   --------------------
                                                                     ----------     ----------   --------------------
Weighted average common and common equivalent shares outstanding
  (Note 1).......................................................    22,168,955     21,893,624        21,863,535
                                                                     ----------     ----------   --------------------
                                                                     ----------     ----------   --------------------

        See accompanying notes to the consolidated financial statements.

                          CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 1994 AND 1993

                                                                                               1994        1993
                                                                                             --------    --------
                                                                                                (IN THOUSANDS)
                                          ASSETS
Current assets:
     Cash and cash equivalents............................................................   $ 13,384    $ 11,672
     Accounts and notes receivable (net of allowances for doubtful accounts and discounts
      of $5,269 and $5,529) (Note 2)......................................................     89,769      85,257
     Inventories (Note 1).................................................................    155,737     177,148
     Deferred tax assets..................................................................     26,239      23,413
     Prepaid expenses.....................................................................      5,756       5,674
                                                                                             --------    --------
          Total current assets............................................................    290,885     303,164
Property, plant and equipment (net of accumulated depreciation of $87,584 and $69,570)
  (Notes 1, 3 and 9)......................................................................    266,357     252,372
Patents, trademarks, proprietary technology and other intangibles (net of accumulated
  amortization of $193,429 and $177,621) (Notes 1 and 4)..................................    232,666     247,226
Deferred charges and other assets (net of accumulated amortization of $48,479 and
  $45,078)................................................................................     24,077      27,455
                                                                                             --------    --------
               Total assets...............................................................   $813,985    $830,217
                                                                                             --------    --------
                                                                                             --------    --------

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Notes payable (Note 5)...............................................................   $    156    $    178
     Current maturities of long-term debt (Note 7)........................................         48       5,079
     Accrued income and other taxes (Note 10).............................................     35,640      26,035
     Accounts payable.....................................................................     60,510      82,298
     Accrued liabilities (Note 6).........................................................    141,753     130,535
                                                                                             --------    --------
          Total current liabilities.......................................................    238,107     244,125
Long-term debt (Note 8)...................................................................    153,430     226,250
Deferred income taxes (Note 11)...........................................................     44,177      33,064
Other long-term obligations (Note 12).....................................................     12,148      14,218
Deferred gain on sale of assets (Note 9)..................................................      5,393       7,107
Commitments and contingencies (Notes 9 and 13).
Stockholders' equity (Note 10):
     Preferred stock, $1 par value, 10,000,000 shares authorized; none issued.............      --          --
     Common stock, $0.01 par value, 50,000,000 shares authorized; issued 22,005,656 shares
     at June 30, 1994 and 21,827,878 shares at June 30, 1993..............................        220         218
     Capital in excess of par value.......................................................    117,085     112,535
     Cumulative foreign currency translation adjustment...................................     (4,542)     (1,690)
     Retained earnings....................................................................    247,967     194,390
                                                                                             --------    --------
          Total stockholders' equity......................................................    360,730     305,453
                                                                                             --------    --------
               Total liabilities and stockholders' equity.................................   $813,985    $830,217
                                                                                             --------    --------
                                                                                             --------    --------

        See accompanying notes to the consolidated financial statements.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED JUNE 30, 1994, 1993 AND 1992

                                                                                  CUMULATIVE
                                                 COMMON STOCK         CAPITAL      FOREIGN
                                             --------------------    IN EXCESS     CURRENCY
                                               SHARES        PAR      OF PAR      TRANSLATION   RETAINED
                                             OUTSTANDING    VALUE      VALUE      ADJUSTMENT    EARNINGS     TOTAL
                                             -----------    -----    ---------    ----------    --------    --------
                                                      (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

Balance as of June 30, 1991...............    21,647,980    $216     $ 107,849     $  2,661     $123,188    $233,914
Common stock dividends
  ($0.04 per share).......................       --          --         --           --             (867)       (867)
Exercise of stock options.................        36,005       1           760       --            --            761
Tax benefit related to employee stock
  sale....................................       --          --            842       --            --            842
Net income................................       --          --         --           --           23,478      23,478
Foreign currency translation adjustment...       --          --         --           (1,403)       --         (1,403)
                                             -----------    -----    ---------    ----------    --------    --------
Balance as of June 30, 1992...............    21,683,985     217       109,451        1,258      145,799     256,725

Common stock dividends
  ($0.19 per share).......................       --          --         --                        (4,137)     (4,137)
Exercise of stock options.................       143,893       1         2,993       --            --          2,994
Tax benefit related to employee stock
  sale....................................       --          --             91       --            --             91
Net income................................       --          --         --           --           52,728      52,728
Foreign currency translation adjustment...       --          --         --           (2,948)       --         (2,948)
                                             -----------    -----    ---------    ----------    --------    --------
Balance as of June 30, 1993...............    21,827,878     218       112,535       (1,690)     194,390     305,453

Common stock dividends
  ($0.30 per share).......................       --          --         --                        (6,589)     (6,589)
Exercise of stock options.................       177,778       2         3,778       --            --          3,780
Tax benefit related to employee stock
  sale....................................       --          --            772       --            --            772
Net income................................       --          --         --           --           60,166      60,166
Foreign currency translation adjustment...       --          --         --           (2,852)       --         (2,852)
                                             -----------    -----    ---------    ----------    --------    --------
Balance as of June 30, 1994...............    22,005,656    $220     $ 117,085     ($ 4,542)    $247,967    $360,730
                                             -----------    -----    ---------    ----------    --------    --------
                                             -----------    -----    ---------    ----------    --------    --------

        See accompanying notes to the consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED JUNE 30, 1994, 1993 AND 1992

                                                                                   1994       1993         1992
                                                                                 --------    --------   ----------
                                                                                                        (RESTATED-
                                                                                                          NOTE 1)
                                                                                          (IN THOUSANDS)
Cash flows from operating activities:
     Net income...............................................................   $ 60,166    $52,728    $   23,478
     Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization.......................................     41,687     37,576        39,546
          Deferred income taxes...............................................      8,573     12,245        (3,838)
          Amortization of gain on sale/leaseback..............................     (1,714)    (1,676)       (1,671)
          Funding of supplemental and foreign pension liabilities.............       (576)      (480)         (947)
          Loss on repurchase of subordinated debt.............................      --         --           25,777
          Change in certain non-cash current assets and liabilities, net of effect of subsidiaries acquired:
               (Increase) decrease in accounts receivable.....................     (3,488)   (14,205)        1,014
               Decrease in inventories........................................     21,653        312           329
               Decrease (increase) in prepaid expenses........................        336       (993)          117
               Increase (decrease) in accrued income and other taxes..........      9,213     (7,588)       10,189
               (Decrease) increase in accounts payable........................    (22,101)    (3,504)        5,604
               Increase (decrease) in accrued liabilities.....................     10,585     (5,666)       (2,914)
          Other changes.......................................................     (2,375)    (2,913)       (3,714)
                                                                                 --------    -------    ----------
                    Total adjustments.........................................     61,793     13,108        69,492
                                                                                 --------    -------    ----------
Net cash provided by operating activities.....................................    121,959     65,836        92,970
                                                                                 --------    -------    ----------
Cash flows from investing activities:
     Capital expenditures.....................................................    (39,753)   (39,105)      (47,800)
     Acquisition of leased assets.............................................      --        (3,015)      (49,210)
     Patents and other proprietary technology.................................      --        (1,950)       --
     Proceeds from sale and leaseback of assets...............................      --        13,984        27,447
     Retirements of plant and equipment.......................................      4,091      2,987           656
     Acquisition of business, net of cash acquired............................      --         --          (52,466)
                                                                                 --------    -------    ----------
Net cash (used) for investing activities......................................    (35,662)   (27,099)     (121,373)
                                                                                 --------    -------    ----------
Cash flows from financing activities:
     (Decrease) increase in revolving credit facilities, net..................    (41,800)   (50,000)       95,500
     (Decrease) increase in other borrowings, net.............................       (504)      (685)         (489)
     Issuance of senior subordinated notes, net of underwriting discount......      --         --           98,000
     Term loan financing......................................................      --         --           47,589
     Securitization of accounts receivable....................................      --        20,000        80,000
     Repurchase of senior subordinated debentures.............................      --         --         (269,650)
     Repurchase of subordinated notes.........................................      --         --          (15,450)
     Repayment of term loan...................................................    (35,692)    (4,759)       (7,138)
     Dividends paid...........................................................     (6,589)    (4,137)         (867)
                                                                                 --------    -------    ----------
Net cash (used) provided by financing activities..............................    (84,585)   (39,581)       27,495
                                                                                 --------    -------    ----------
Net increase (decrease) in cash and cash equivalents..........................      1,712       (844)         (908)
Cash and cash equivalents at beginning of year................................     11,672     12,516        13,424
                                                                                 --------    -------    ----------
Cash and cash equivalents at end of year......................................   $ 13,384    $11,672    $   12,516
                                                                                 --------    -------    ----------
                                                                                 --------    -------    ----------

        See accompanying notes to the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of First Brands Corporation and subsidiaries ('First Brands' or the 'Company'). All material intercompany transactions and balances have been eliminated. First Brands engages in the development, manufacture, marketing and sale of consumer products sold under branded and private labels. Principal branded products include: GLAD (plastic wrap/bags); PRESTONE (antifreeze/coolant and other car care products); STP (oil and fuel additives and other specialty automotive products); SIMONIZ (waxes and polishes) and SCOOP AWAY and EVER CLEAN (clumping cat litters).

ACCOUNTING CHANGES

     Effective July 1, 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 106 'Employers' Accounting for Postretirement Benefits Other than Pensions'. SFAS No. 106 requires that companies accrue the projected future cost of providing postretirement benefits during the period that employees render the services necessary to be eligible for such benefits. While the adoption of this standard does have an impact on the Company's reported net income, it does not impact First Brand's cash flow because the Company intends to continue its current practice of paying the cost of postretirement benefits as incurred. The Company has elected to recognize the effect of the change to SFAS No. 106 by amortizing the transition obligation of $16,767,000 over 20 years (see Note 12).

     As of July 1, 1992, the Company changed its basis of accounting for domestic inventories from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method. The Company's non-chemical costs have steadily declined since its inception and chemical costs have declined for the past several years. The Company expects that the non-chemical cost trends will continue and industry forecasters predict that the chemicals which the Company purchases will be priced within a narrow range over the next few years. Based on these factors, the Company believes that the FIFO method of accounting for these inventories provides a better matching of inventory costs with product sales. The change has been applied retroactively by restating financial statements prior to July 1, 1992. The effect of this restatement was to reduce retained earnings as of June 30, 1992 by $15,787,000.

     During fiscal 1993, the Company adopted SFAS No. 109 'Accounting for Income Taxes'. SFAS No. 109 requires a change from the deferred method to the asset and liability method of accounting for income taxes. The Company adopted SFAS No. 109 by retroactively restating the financial statements for years prior to fiscal 1993. The effect of this restatement was to increase retained earnings as of June 30, 1992 by $14,918,000 (see Note 11).

     As a result of the adoption of SFAS No. 109 and the change to the FIFO method, the financial statements for the year ended June 30, 1992 has been restated as follows:

                                                                                          1992
                                                                                ------------------------
                                                                                INCOME BEFORE
                                                                                EXTRAORDINARY      NET
                                                                                    LOSS         INCOME
                                                                                -------------    -------
                                                                                     (IN THOUSANDS)

As previously reported.......................................................      $41,660       $23,358
     Effect of change in accounting method for inventories,
       net of tax............................................................       (5,126)       (5,126)
     Effect of adopting SFAS No. 109.........................................        2,681         5,246
                                                                                -------------    -------
As restated..................................................................      $39,215       $23,478
                                                                                -------------    -------
                                                                                -------------    -------
Per share amounts as previously reported.....................................      $  1.91       $  1.07
     Effect of change in accounting method for inventories,
       net of tax............................................................        (0.24)        (0.24)
     Effect of adopting SFAS No. 109.........................................         0.12          0.24
                                                                                -------------    -------
As restated..................................................................      $  1.79       $  1.07
                                                                                -------------    -------
                                                                                -------------    -------

OPERATIONS RESTRUCTURING

     During fiscal 1992, the Company announced that most of the production operations at its East Hartford, Connecticut wrap and bag facility were being phased out. A provision of $4,500,000 was made to cover the cost of removal and transfer of the machinery and equipment, as well as employee severance and relocation costs. The Company completed the shutdown of this facility in fiscal 1993.

INVENTORIES

     Inventories are stated at the lower of cost or market. Cost is determined for financial reporting purposes using the first-in, first-out (FIFO) method for substantially all inventories in the United States. In general, the average cost or FIFO method is used by the international operations.

     Inventories were comprised of the following as of June 30, 1994 and 1993:

                                                                                     1994        1993
                                                                                   --------    --------
                                                                                      (IN THOUSANDS)

Raw materials...................................................................   $ 24,666    $ 28,344
Work in process.................................................................      5,844       5,272
Finished goods..................................................................    125,227     143,532
                                                                                   --------    --------
     Total......................................................................   $155,737    $177,148
                                                                                   --------    --------
                                                                                   --------    --------

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are carried at cost. Expenditures for replacements are capitalized and the replaced assets are retired. Gains and losses from the sale and/or disposal of property are included in 'Amortization and other depreciation'. Depreciation is calculated on a straight-line basis over the estimated useful lives of the respective assets for accounting purposes. The Company capitalizes interest on major fixed asset additions during construction. Interest capitalized totalled $1,120,000 in 1994, $1,078,000 in 1993 and $2,846,000 in 1992.

PATENTS, TRADEMARKS, PROPRIETARY TECHNOLOGY AND OTHER INTANGIBLES

     Patents, trademarks, proprietary technology and other intangibles are carried at cost less accumulated amortization which is calculated on a straight-line basis over the estimated useful lives of the assets, not to exceed 40 years.

DEFERRED CHARGES AND OTHER ASSETS

     Deferred charges and other assets include financing costs that are amortized over the terms of the respective financing agreements, as well as investments and assets relating to the securitization of accounts receivable.

RESEARCH AND DEVELOPMENT

     Research and development expenditures are charged to expense as incurred. Expenditures were $6,287,000, $8,049,000 and $9,292,000 in 1994, 1993 and 1992,
respectively.

PENSION PLANS

     The annual cost of pension benefits is funded currently and prior service costs are amortized on a straight-line basis over the average service lives of the plan participants.

NET INCOME PER SHARE

     Net income per common share and common equivalent share for the years ended June 30, 1994, 1993 and 1992 has been computed using the weighted average number of shares of common stock and common stock equivalents outstanding for each year (22,168,955, 21,893,624 and 21,863,535 shares, respectively).

STATEMENT OF CASH FLOWS

     For purposes of the statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.

     Supplemental disclosure of cash flow information:

                                                                           1994       1993       1992
                                                                          -------    -------    -------
                                                                                 (IN THOUSANDS)

Cash paid during the year for:
     Interest..........................................................   $19,810    $22,373    $43,855
     Income taxes......................................................   $25,527    $32,510    $ 9,213

FOREIGN CURRENCY TRANSLATION

     The assets and liabilities of the international subsidiaries are translated to U.S. dollars using the exchange rates in effect at the balance sheet date. Results of operations are translated using the average exchange rates during the period. Resulting adjustments are recorded in a separate component of stockholders' equity as 'Cumulative foreign currency translation adjustment.'

RECLASSIFICATION

     Certain amounts for fiscal 1993 and 1992 have been reclassified to conform to the fiscal year 1994 classifications.

2. ACCOUNTS RECEIVABLE

     In May 1992, the Company entered into a $100,000,000 extendable three year agreement to sell fractional ownership interest, without recourse, in a defined pool of eligible trade accounts receivable. At June 30, 1994 the entire $100,000,000 had been sold and is presented as a reduction in accounts receivable on the accompanying balance sheet. The costs associated with this program are reported as 'Discount on sale of receivables'. The purchasers' level of investment is subject to change based on the level of eligible accounts receivable.

3. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment as of June 30, 1994 and 1993 consisted of:

                                                                                             USEFUL
                                                                    1994        1993         LIVES
                                                                  --------    --------    ------------
                                                                             (IN THOUSANDS)

Land and improvements..........................................   $ 21,148    $ 21,231         --
Buildings......................................................     78,507      69,399    18 - 34 years
Machinery and equipment........................................    242,684     220,638    13 - 15 years
Other..........................................................     11,602      10,674     3 -  5 years
                                                                  --------    --------
                                                                   353,941     321,942
Less: Accumulated depreciation.................................    (87,584)    (69,570)
                                                                  --------    --------
                                                                  $266,357    $252,372
                                                                  --------    --------
                                                                  --------    --------

4. PATENTS, TRADEMARKS, PROPRIETARY TECHNOLOGY AND OTHER INTANGIBLES

     The recoverability of carrying values of intangible assets is evaluated on a recurring basis. The primary indicators of recoverability are current or forecasted profitability of the related acquired business, measured as profit before interest, but after amortization of the intangible assets compared to their carrying values. For the three-year period ended June 30, 1994, 1993 and 1992 there were no adjustments to the carrying values of intangible assets resulting from these evaluations.

     Patents, trademarks, proprietary technology and other intangibles as of June 30, 1994 and 1993 consisted of:

                                                                                             USEFUL
                                                                  1994         1993          LIVES
                                                                ---------    ---------    ------------
                                                                            (IN THOUSANDS)

Trademarks...................................................   $  96,227    $  96,227        40 years
Patents, proprietary technology and other intangibles........     210,062      209,590   13 - 17 years
Excess of cost over net assets acquired......................     119,806      119,030        40 years
                                                                ---------    ---------
                                                                  426,095      424,847
Less: Accumulated amortization...............................    (193,429)    (177,621)
                                                                ---------    ---------
                                                                $ 232,666    $ 247,226
                                                                ---------    ---------
                                                                ---------    ---------

5. NOTES PAYABLE

     Notes payable consisted of international subsidiaries' working capital borrowings (revolving credit loans) with local banks totalling $156,000 at June 30, 1994 and $178,000 at June 30, 1993. The international credit facilities which aggregate $19,706,000 are generally secured by the assets of the respective  international  subsidiary,  with  approximately  $1,475,000  at  one international subsidiary guaranteed by First Brands Corporation (U.S.). Domestically, the Company has available a $10,000,000 unsecured line of credit which was unused at year end. The average interest rates charged in 1994 and

1993 were 3.7% and 4.0%, respectively. The average borrowings outstanding during fiscal 1994 and 1993 were $7,465,000 and $5,947,000, respectively.

6. ACCRUED LIABILITIES

     Accrued liabilities as of June 30, 1994 and 1993 consisted of the following:

                                                                                     1994        1993
                                                                                   --------    --------
                                                                                      (IN THOUSANDS)

Interest........................................................................   $ 10,929    $  9,747
Equipment rent..................................................................      7,519       7,723
Employee benefits and wages.....................................................      8,495       8,401
Marketing and sales programs....................................................     80,862      76,087
Raw material purchases..........................................................     15,954      13,606
Other...........................................................................     17,994      14,971
                                                                                   --------    --------
                                                                                   $141,753    $130,535
                                                                                   --------    --------
                                                                                   --------    --------

7. FINANCIAL INSTRUMENTS

     During fiscal 1994, certain of the Company's international subsidiaries entered into foreign exchange contracts to limit the impact of exchange rate fluctuations on their U.S. dollar purchase commitments. All gains and losses associated with these transactions are included in the basis of the related hedge transaction. At June 30, 1994, the Company had $10,000,000 in foreign exchange contracts outstanding, all of which will mature during the first two quarters of fiscal 1995.

     The Company entered into an interest rate swap to transform long term fixed rate debt into current variable obligations. The notional amount of the contract is $50,000,000 and will mature in 1997. This transaction allows the Company to better balance its interest rate exposure. At June 30, 1994 fair market value of this swap agreement approximates book value.

     Other financial instruments include cash and cash equivalents, accounts and notes receivable, notes payable, accounts payable and long-term debt. Because of the short-term nature of cash and cash equivalents, accounts and notes receivable, notes payable and accounts payable, the carrying value approximates fair value. The fair value of fixed rate debt is estimated using market rates. At June 30, 1994, the fair value of the Company's long-term debt exceeds the carrying value by approximately $9,000,000.

8. LONG-TERM DEBT

     First Brands had the following long-term debt as of June 30, 1994 and 1993:

                                                                                     1994        1993
                                                                                   --------    --------
                                                                                      (IN THOUSANDS)
Senior Debt(a):
     $165,000,000 Revolving Credit Facility, 4 year term expiring December,
       1995, interest at prime rate, LIBOR plus 3/4% or CD rate plus 7/8%;
       commitment fee of .35% on unused portion.................................   $  3,700    $ 45,500
     10 year Term Loan, expiring November, 2001, interest at 90 day LIBOR plus
       2%.......................................................................      --         35,692
     Other......................................................................      4,778       5,137
                                                                                   --------    --------
                                                                                      8,478      86,329
Less current maturities.........................................................        (48)     (5,079)
                                                                                   --------    --------
     Senior Debt................................................................      8,430      81,250
Subordinated Debt(b):
     9 1/8% Senior Subordinated Notes due 1999..................................    100,000     100,000
     13 1/4% Subordinated Notes due 2001........................................     45,000      45,000
                                                                                   --------    --------
          Subordinated Debt.....................................................    145,000     145,000
                                                                                   --------    --------
          Total Long Term Debt..................................................   $153,430    $226,250
                                                                                   --------    --------
                                                                                   --------    --------

     (a) On June 2, 1994, the Company amended it's credit facility (the 'Revolving Credit Facility') to extend the agreement an additional six months until December of 1995. The Revolving Credit Facility has no compensating balance requirements, however it does have restrictive covenants, the most significant of which include the maintenance of certain minimum levels for the ratio of current assets to current liabilities, interest coverage and the ratio of total liabilities to equity.

     During fiscal 1992, the Company purchased certain equipment previously subject to a sale and leaseback (see Note 9), and financed such purchase with a $47,589,000 10 year Term Loan. The Term Loan required equal quarterly principal and interest payments beginning on March 1, 1992, subject to any prepayment of principal. On March 1, 1994 and March 2, 1992 the Company prepaid $20,000,000 and $4,759,000, respectively, of the Term Loan principal, and on June 1, 1994 the Company prepaid the remaining balance of $10,933,000.

     (b) During fiscal 1992, the Company repurchased $15,000,000 of its Subordinated Notes at 103% of the principal amount, and all of the outstanding $255,040,000 of its Senior Subordinated Debentures at prices ranging from 105.6% to 106.1% of the principal amount. The premium and unamortized issuance costs, net of taxes, relating to the repurchased debt are reflected as an extraordinary loss on the Company's Consolidated Statement of Income.

     The 9 1/8% Senior Subordinated Notes (the '9 1/8% Notes') are redeemable at the option of the Company on or after April 1, 1997 at par and become due in 1999. Proceeds from the sale of the 9 1/8% Notes were used to redeem a like amount of the 12 1/2% Debentures during fiscal 1992.

     The 13 1/4% Subordinated Note Purchase Agreement (the 'Note Purchase Agreement') requires the principal amount to be paid in annual installments, subject to reduction for prior repurchases, of $9,000,000 on July 1, 1997 and on each July 1 thereafter through the year 2001. On March 27, 1991, the holders of the 13 1/4% Notes sold the remainder of the Company's common stock held by them. As a result, they may require the Company to prepay at par the outstanding balance of the 13 1/4% Notes in accordance with a formula in the Note Purchase Agreement on a date not earlier than 15 months from the date the holders elect to require such prepayment, however, this is subject to limitations in the Revolving Credit Facility.

     The 9 1/8% Notes contain limitations of the Company's right to incur debt. Additionally, both the 9 1/8% Notes Indenture and the Note Purchase Agreement have restrictive covenants or limitations on the payment of dividends, the distribution of capital stock or the redeeming of capital stock, as well as limitations on Company and subsidiary debt and limitations on the sale of assets. The amount of unrestricted Retained Earnings available to pay dividends was $134,394,000 at June 30, 1994. First Brands was in compliance with all the covenants of the senior and subordinated debt agreements at June 30, 1994.

     Principal payments due on long-term debt (including current maturities) will require the following future payments: $48,000 in fiscal 1995, $3,774,000 in fiscal 1996, $98,000 in fiscal 1997, $9,100,000 in fiscal 1998, $109,103,000 in fiscal 1999 and $31,355,000 thereafter.

9. LEASES

     The Company has entered into several agreements for the sale and leaseback of substantially all of the production equipment at two of its domestic plastic wrap and bag plants and a majority of the GLAD-LOCK equipment at its Amherst, Virginia facility. The Company has purchase and lease renewal options at projected future fair market values under the agreements. The leases are classified as operating leases in accordance with the FASB Statement No. 13 -- Accounting for Leases.

     The book values of the equipment totalling $160,823,000 have been removed from the balance sheet, and the gains realized on the sale transactions totalling $13,515,000 have been deferred and are being credited to income as rent expense adjustments over the lease terms. To obtain more favorable leasing term, the Company renegotiated certain lease agreements during fiscal 1994. The average yearly rental for all equipment leases is $19,447,000.

     Restrictive covenants under the lease agreements are similar to the bank credit facility described in Note 7. The Company was in compliance with all the covenants of the lease agreements at June 30, 1994.

     The Company and its subsidiaries also maintain operating leases for various warehouses, office facilities and equipment generally over periods ranging from one to five years with options to renew.

     Lease commitments under noncancelable operating leases extending for one year or more will require the following future payments: $24,545,000 in 1995, $23,981,000 in 1996, $20,621,000 in 1997, $12,293,000 in 1998, $4,665,000 in
1999 and $349,000 thereafter. The total lease and rental expense under operating leases was $25,895,000, $28,033,000 and $29,128,000, respectively, for the years ended June 30, 1994, 1993 and 1992.

10. CAPITAL STOCK

     The Company has established a long-term incentive plan (the 'Incentive Plan') under which awards of incentive stock options, nonqualified stock options, restricted and limited stock appreciation rights may be granted to certain key employees of the Company. Stock options granted under the Incentive Plan will have a term not in excess of ten years. The exercise price for stock options will not be less than the fair market value of the Common Stock on the date of grant and such options will vest over a period determined by the Compensation Committee. The maximum number of shares of Common Stock which could be granted under the Incentive Plan at June 30, 1994 was 1,405,000.

     A summary of the options transactions for the years ended June 30, 1994, 1993 and 1992 follows:

                                                              1994           1993           1992
                                                            ---------      ---------      ---------

Options outstanding, beginning of fiscal year............   1,193,402      1,011,961        715,966
Options granted (per share $25.3125).....................          --             --        332,000
Options granted (per share $29.3125).....................          --         25,000             --
Options granted (per share $29.4375).....................          --        341,000             --
Options exercised (per share $19.00 to $25.3125).........     177,778        143,893         36,005
Options cancelled (per share $19.00 to $25.3125).........      10,367         40,666             --
Options outstanding, end of fiscal year..................   1,005,257      1,193,402      1,011,961
Exercise price range per share...........................   $19.00 to      $19.00 to      $19.00 to
                                                             $29.4375       $29.4375       $25.3125
Exercisable at June 30...................................     645,298        486,818        544,961
Available for grant at June 30...........................      10,326              0        325,334

     Limited stock appreciation rights may be granted in tandem with a stock option grant or at any time following the stock option grant and are only
exercisable   upon  a  change  of  control  of  the  Company.  A  limited  stock appreciation right will exercise automatically following certain changes in control of the Company, and upon such exercise the grantee, in cancellation of the underlying stock options, will receive cash equal to the excess of the fair market value of each share of Common Stock subject to the limited stock appreciation right over the exercise price of the underlying stock option. Limited stock appreciation rights have been granted with respect to 415,000 shares.

11. TAXES

     The components of earnings before income taxes and extraordinary items are as follows:

                                                                           1994       1993       1992
                                                                         --------    -------    -------
                                                                                 (IN THOUSANDS)

United States.........................................................   $ 96,171    $80,398    $57,094
International.........................................................      7,564      8,657      9,338
                                                                         --------    -------    -------
Income before taxes and extraordinary items...........................   $103,735    $89,055    $66,432
                                                                         --------    -------    -------
                                                                         --------    -------    -------

     As discussed in Note 1, the Company has adopted SFAS No. 109 for the year ended June 30, 1993, and has applied the provisions of this statement retroactively to July 1, 1986. Total income taxes for the years ended June 30, 1994, 1993 and 1992 were allocated as follows:

                                                                           1994       1993       1992
                                                                          -------    -------    -------
                                                                                 (IN THOUSANDS)

Income before extraordinary loss.......................................   $43,569    $36,327    $27,217
Extraordinary loss.....................................................        --         --    (10,040)
Stockholders' equity, for compensation expense for tax purposes in
  excess of amounts recognized for financial reporting purposes........      (772)       (91)      (842)
                                                                          -------    -------    -------
     Total income taxes................................................   $42,797    $36,236    $16,335
                                                                          -------    -------    -------
                                                                          -------    -------    -------

     Income tax expense attributable to income before extraordinary loss for the years ended June 30, 1994, 1993 and 1992 consists of the following:

                                                                           1994       1993       1992
                                                                          -------    -------    -------
                                                                                 (IN THOUSANDS)

Current:
     Federal...........................................................   $26,026    $16,238    $21,722
     State.............................................................     5,760      3,807      5,247
     Foreign...........................................................     3,210      4,037      4,086
                                                                          -------    -------    -------
          Total current................................................    34,996     24,082     31,055
                                                                          -------    -------    -------
Deferred:
     Federal...........................................................     7,504     10,687     (3,345)
     State.............................................................     1,197      1,850       (798)
     Foreign...........................................................      (128)      (292)       305
                                                                          -------    -------    -------
          Total deferred...............................................     8,573     12,245     (3,838)
                                                                          -------    -------    -------
               Total provision.........................................   $43,569    $36,327    $27,217
                                                                          -------    -------    -------
                                                                          -------    -------    -------

     Income tax expense attributable to income before extraordinary loss differs from the amounts computed by applying the U.S. federal tax rate of 35 percent in 1994 and 34 percent in 1993 and 1992 to pretax income before extraordinary loss as a result of the following:

                                                                           1994       1993       1992
                                                                          -------    -------    -------
                                                                                 (IN THOUSANDS)

Computed 'expected' tax expense........................................   $36,307    $30,279    $22,587
Increase (reduction) in income taxes resulting from:
     Amortization of goodwill..........................................     1,057        960        519
     State income taxes net of Federal income tax benefit..............     4,522      3,734      2,936
     Foreign income tax in excess of statutory rate....................       582        801      1,216
     Retroactive effect of tax rate change.............................       851      --         --
     Other, net........................................................       250        553        (41)
                                                                          -------    -------    -------
Actual tax expense.....................................................   $43,569    $36,327    $27,217
                                                                          -------    -------    -------
                                                                          -------    -------    -------

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 1994 and 1993 are presented below:

                                                                                     1994        1993
                                                                                   --------    --------
                                                                                      (IN THOUSANDS)

Deferred tax assets:
     Intangible asset, not amortized for tax purposes...........................   $  7,650    $  6,573
     Accounts receivable reserves...............................................      1,849       1,596
     Pension liability, past service cost.......................................      4,860       4,915
     Difference between book and tax basis of inventories.......................      4,440       3,008
     Deferred gain on sale of assets............................................      2,140       2,768
     Accrued liabilities, not deductible until paid.............................     19,950      18,809
                                                                                   --------    --------
          Total deferred tax assets.............................................     40,889      37,669
                                                                                   --------    --------
Deferred tax liabilities:
     Plant and equipment, principally due to differences in depreciation........    (48,675)    (36,102)
     Purchase accounting and other, net.........................................     (6,723)     (7,375)
     Foreign subsidiaries.......................................................     (3,429)     (3,843)
                                                                                   --------    --------
          Total deferred tax liabilities........................................    (58,827)    (47,320)
                                                                                   --------    --------
          Net deferred tax (liabilities)........................................   $(17,938)   $ (9,651)
                                                                                   --------    --------
                                                                                   --------    --------

     The current portion of deferred tax assets for fiscal 1994 and 1993 is $26,239,000 and $23,413,000, respectively. Management of the Company has determined, based on the Company's history of prior years' operating earnings and its expected income for the future, that operating income will more likely than not be sufficient to fully utilize these deferred tax assets as they mature.

     The Company has not provided for Federal income taxes on the undistributed income of its international subsidiaries because it is the Company's intention to reinvest such undistributed income. Cumulative undistributed earnings for which no U.S tax has been provided were $34,834,000, $33,599,000 and $31,786,000 for the years ended June 30, 1994, 1993 and 1992 respectively.

12. EMPLOYEE BENEFITS

SAVINGS PLAN

     The Company currently maintains a savings plan to which it contributes to the account of each eligible employee who chooses to participate, 10, 20 or 30% of the amount contributed by the employee in the form of basic deductions, depending on length of service. Any regular employee with one or more years of credited service with First Brands is eligible to participate in the Savings Plan. Savings plan expense for the years ending June 30, 1994, 1993 and 1992 totalled $1,042,000, $1,189,000 and $1,172,000, respectively.

PENSION PLAN

     The retirement plan for First Brands and its subsidiaries provide defined benefits that are based on years of credited service, highest average compensation (as defined) and the primary social security benefit. Pension plan assets are primarily comprised of corporate equities as well as corporate and government fixed income obligations. Contributions to the plan are based upon the projected unit credit actuarial cost funding method and are limited to amounts that are currently deductible for tax reporting purposes.

     The operations restructuring program which the Company implemented in fiscal 1992 resulted in a decrease in the number of participants in First Brands' pension program. As a result of this reduction, the Company recognized a pension curtailment gain of $1,361,000 during fiscal 1993.

     The following table sets forth the combined U.S. and Canadian plans' net pension cost for the years ended June 30, 1994, 1993 and 1992 and funded status and amounts recognized in the Company's consolidated balance sheet at June 30, 1994 and 1993:

                                                                          1994        1993       1992
                                                                        --------    --------    -------
                                                                                (IN THOUSANDS)
Net pension cost included the following components:
     Service cost -- benefits earned during the period...............   $  4,274    $  4,246    $ 4,228
     Interest cost on projected benefit obligations..................      5,346       4,679      4,197
     Actual return on plan assets....................................     (2,205)     (5,297)    (4,242)
     Net amortization and deferral...................................     (3,050)        930      1,016
     Curtailment gain................................................          0      (1,361)         0
                                                                        --------    --------    -------
          Total......................................................   $  4,365    $  3,197    $ 5,199
                                                                        --------    --------    -------
                                                                        --------    --------    -------
Reconciliation of funded status:
     Vested accumulated benefit obligation...........................     40,601      28,333
     Non-vested accumulated benefit obligation.......................      7,350       7,161
                                                                        --------    --------
     Accumulated benefit obligation..................................     47,951      35,494
     Additional liability based on projected compensation............     26,062      23,768
                                                                        --------    --------
     Projected benefit obligation....................................     74,013      59,262
     Fair value of assets............................................     59,299      52,575
                                                                        --------    --------
     Projected benefit obligation in excess of plan assets...........     14,714       6,687
     Unrecognized prior service costs and (benefits).................     (1,192)         80
     Unrecognized net gain (loss)....................................     (1,850)      7,450
     Projected benefit obligation in excess of plan assets (recorded
       at acquisition date)..........................................    (12,485)    (14,866)
     Prepaid cost....................................................      1,177         649
                                                                        --------    --------
     Accrued pension cost included in accrued liabilities............   $    364    $      0
                                                                        --------    --------
                                                                        --------    --------

     The weighted average discount rate and the rate of increase in compensation used in determining the actuarial present value of the accumulated benefit obligation was 8.0% in 1994 and 9.0% in 1993 and 1992; and 4.5% in 1994 and 4.75% in 1993 and 1992, respectively, for the U.S. For the Canadian plan, the weighted average discount rate and the rate of increase for 1994, 1993 and 1992 was 8.5% and 5%, respectively. The related rate of expected return on plan assets in the U.S. was 8.0% in 1994 and 9.0% in 1993 and 1992; and in Canada was 8.5% in 1994, 1993 and 1992.

     For Federal income tax purposes, the amount of benefits that can be paid from a qualified plan is restricted. Effective January 1, 1993, First Brands established a nonqualified plan ('Executive Retirement Plan') the effect of which is to award retirement benefits to all employees on a uniform basis. The Executive Retirement Plan is unfunded. Prior to January 1, 1993, First Brands maintained a nonqualified excess benefit plan to continue the calculation of benefits after retirement for employees who are restricted due to IRS regulations, and a nonqualified retirement plan which provided retirement income based on amounts earned through the annual incentive plan for certain corporate and division officers. During 1994, 1993 and 1992, expense of $225,000, $307,000 and $440,000, respectively, has been reflected for these plans. Funding of the nonqualified excess benefit and retirement plans for 1993 and 1992 were $342,000 and $855,000, respectively. The funds in the trust were distributed to participating employees at December 31, 1992.

POSTRETIREMENT BENEFITS

     In addition to providing pension benefits, the Company provides certain medical and life insurance benefits for retirees and their dependents in the United States. Employees who have reached the age of 55, and have met the Company's minimum service requirements, become eligible for these benefits. The medical and life insurance benefits available are partially contributory in nature, and it is the Company's practice to fund these benefits as incurred. Retirees outside the United States are generally covered by locally sponsored government programs.

     Postretirement benefit costs for 1994 were $2,528,000, which is comprised of $381,000 for service costs, $1,307,000 for interest cost and $840,000 for the amortization of the transition obligation. Prior to adopting SFAS No. 106 postretirement benefits were expensed as claims were paid, and amounted to $646,000 and $394,000 for 1993 and 1992, respectively.

     The Company's accumulated postretirement benefit obligation at June 30, 1994 is comprised of the following components:

                                                                                      1994
                                                                                 --------------
                                                                                 (IN THOUSANDS)
Accumulated postretirement benefit obligations:
     Retirees.................................................................      $ (8,465)
     Fully eligible active plan participants..................................        (2,706)
     Active plan participants not fully eligible..............................        (6,434)
                                                                                 --------------
          Total...............................................................       (17,605)
Unrecognized transition obligation............................................        15,927
Unrecognized gain.............................................................           239
                                                                                 --------------
Accrued unfunded postretirement benefit cost..................................      $ (1,917)
                                                                                 --------------
                                                                                 --------------

     The discount rate used in determining the accumulated postretirement benefit obligation was 8%. The assumed health care cost trend rate used to measure the accumulated postretirement benefit obligation was 13%, gradually declining 1% per year after fiscal year 1995 to an ultimate rate of 7% in fiscal year 2001. A 1% increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation as of June 30, 1994 by $785,000 and increase the service and interest cost for 1994 by $120,000.

13. COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

     The  Company  and  Prestone  Technology   Systems  Inc.,  a  wholly   owned
subsidiary, have been named as defendant in a suit brought by American Fluid Technologies ('AFT') and as a co-defendant with AFT in suits brought by two AFT franchisees in connection with its mobile recycling antifreeze technology. The suits are in the early stages of discovery, and valuation of the claims are pending further discovery, although the alleged claims are not expected to have a material adverse effect on the Company's financial position or results of operations. The Company has not transferred liability, if any, for these suits to Prestone Products.

     The Company has been named as defendant in various claims arising as a normal part of its business, including three pending lawsuits involving STP Flat Tire Repair which was recalled in January, 1994 as a result of concerns for the products safety arising from its misuse. Based upon the facts available to date, management believes the Company has meritorious defenses to all these actions and that the ultimate resolution of these actions and claims will not have a material adverse effect on the Company's financial position or results of operations.

OTHER

     Pursuant to the acquisition agreement, the Company assumed certain liabilities of Union Carbide, including most environmental liabilities connected with the acquisition of the worldwide home and automotive businesses of Union Carbide at the inception of the Company. To the extent that the Company incurs environmental liabilities which relate to conditions existing or actions taken prior to the closing date or which relate to compliance with any requirement of an environmental law or regulation which existed as of the date of the acquisition agreement, the Company will be entitled to indemnification from Union Carbide for 85% of such liabilities in excess of $10,000,000 (providing such liabilities are asserted and written notice of such assertion is given to Union Carbide within three years of the closing date), up to aggregate expenditures by Union Carbide for such liabilities (and certain other liabilities specified in the acquisition agreement) of $75,000,000. Based upon the facts available to date, while the Company does not believe that its liability will exceed the liability established at the acquisition date, it has notified Union Carbide that the amount may exceed the $10,000,000 liability, thereby triggering Union Carbide's indemnification.

     The Company is a party to a contract with Union Carbide that provides for the purchase of a substantial portion of the Company's primary raw material requirements for plastic wrap and bags through December 31, 1994. The Company is also a party to a contract with Union Carbide that provides for the purchase of a substantial portion of the Company's primary raw material requirements for antifreeze/coolant through December 31, 1996. The Company has other long-term contracts with several other suppliers for substantially all of its remaining requirements of raw materials for antifreeze/coolant. In the past, certain of the Company's raw materials supply contracts were not necessarily responsive to market conditions and, therefore, resulted from time to time in higher or lower prices for the relevant raw materials than the prices paid by the Company's competitors. The pricing provisions in the Company's present supply contracts are designed to be responsive to market conditions of the relevant raw materials.

14. RELATED PARTY TRANSACTIONS

     Alan C. Egler, a director of the Company, was retained as a consultant to the Company during fiscal 1992, for which he received fees of $99,000.

     The Company paid underwriting fees, net of expenses, of $1,700,000 to The First Boston Corporation, of which Mr. Maher, a director of the Company, was Vice Chairman, in connection with the issuance of the 9 1/8% Notes in March, 1992.

     The Company believes that each of the related party transactions described herein were on terms as fair to the Company as could have been obtained from unaffiliated third parties.

15. GEOGRAPHIC SEGMENT DATA

     The following is a summary of net sales, operating profit, and identifiable assets in the United States and internationally in 1994, 1993 and 1992:

                                                                      1994          1993         1992
                                                                   ----------    ----------    --------
                                                                              (IN THOUSANDS)
Revenues:
     United States..............................................   $  986,367    $  946,061    $890,053
     International..............................................       99,953        95,796      98,480
                                                                   ----------    ----------    --------
          Total.................................................   $1,086,320    $1,041,857    $988,533
                                                                   ----------    ----------    --------
                                                                   ----------    ----------    --------
Operating profit:
     United States..............................................   $  140,118    $  125,953    $112,069
     International..............................................        9,389        10,528      11,677
     Less corporate expense.....................................      (19,032)      (17,800)    (16,818)
                                                                   ----------    ----------    --------
          Total.................................................   $  130,475    $  118,681    $106,928
                                                                   ----------    ----------    --------
                                                                   ----------    ----------    --------
Identifiable assets:
     United States..............................................   $  744,769    $  767,907    $794,213
     International..............................................       69,216        62,310      61,845
                                                                   ----------    ----------    --------
          Total.................................................   $  813,985    $  830,217    $856,058
                                                                   ----------    ----------    --------
                                                                   ----------    ----------    --------

     U.S.  Export Sales totalled $31,096,000, $34,021,000 and $30,215,000 during the years ended June 30, 1994, 1993, and 1992, respectively. The Company does not believe that it is dependent on any single customer, however, sales to its largest customer in the year ended June 30, 1994, amounted to approximately 14% of total sales.

16. ACQUISITION -- A&M PRODUCTS

     On May 22, 1992, the Company purchased all of the capital stock of A&M Pet Products, Inc. ('A&M'), for approximately $55,000,000. A&M manufactures and markets SCOOP AWAY and EVER CLEAN, the leading brands of clumping cat litter products in the United States.

     The acquisition has been accounted for by the purchase method, and accordingly, the results of operations of A&M are included in the Company's Consolidated Statement of Income from the date of acquisition. The excess of cost over net assets acquired is being amortized over a forty year period on a straight line basis. Pro forma information with respect to this acquisition is not presented, because the results of operations of A&M are not considered material to historical results of operations.

17. ACCOUNTING PRONOUNCEMENT

     In November 1992, the Financial Accounting Standards Board issued SFAS No. 112, 'Employers' Accounting for Postemployment Benefits', which the Company will adopt in the first quarter of fiscal 1995. SFAS No. 112 concerns those benefits provided by an employer to former or inactive employees after employment but before retirement. The Company has generally recognized the cost of benefits for these former and inactive employees when claims were paid. SFAS No. 112 requires that the expense associated with these benefits be recognized on an accrual basis. The Company believes that the adoption of SFAS No. 112 will not have a material impact on its consolidated financial position.

18. SUBSEQUENT EVENT -- ACQUISITION OF EXCEL

     On July 13, 1994, the Company purchased substantially all of the equipment, inventory, materials and supplies of Excel-Mineral Inc. and Excel International Inc., a manufacturer and marketer of the JONNY CAT brand of cat care products for approximately $45,000,000. For the fiscal year ended December 31, 1993, Excel reported net sales of approximately $39,000,000. Pro forma information with respect to this acquisition is not presented, because the results of operations of Excel are not considered material to historical results of operations.

19. SUBSEQUENT EVENT -- SALE OF PRESTONE

     On August 26, 1994, First Brands sold the PRESTONE antifreeze/coolant and car care business to Prestone Products Corporation, a company organized and controlled by Vestar Capital Partners, a private investment firm, for $142,000,000 in cash and $13,000,000 7 1/2% subordinated debenture maturing in 2003, which for financial statement purposes has been valued at $9,000,000. In consideration for this purchase price, Vestar/Freeze Holdings acquired assets and assumed liabilities of approximately $124,000,000 and $31,000,000, respectively. The Company is in the process of finalizing its calculation of the gain on the sale.

     The following table presents certain financial information of the Prestone business:

                                                                                                          1994
                                                                                                     --------------
                                                                                                     (IN THOUSANDS)

     Sales for the year ended June 30, 1994 were approximately....................................      $191,000
     Total assets at June 30, 1994 were approximately.............................................      $126,000
     Total liabilities at June 30, 1994 were approximately........................................      $ 40,000

     Pursuant to the acquisition agreement, First Brands and the Prestone Products Corporation entered into several contracts including the bridging of certain administrative services, research and development sharing, purchase of certain PRESTONE car care products, and international distributor agreements.

20. INTERIM REPORTING (UNAUDITED)

                                                                   YEAR ENDED JUNE 30, 1994 -- QUARTERS ENDED
                                                             ------------------------------------------------------
                                                             SEPTEMBER 30,    DECEMBER 31,    MARCH 31,    JUNE 30,
                                                                 1993             1993          1994         1994
                                                             -------------    ------------    ---------    --------
                                                                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

Net sales.................................................     $ 279,813        $270,393      $ 244,364    $291,750
Gross profit..............................................       106,844         103,760         91,557     118,263
Net income................................................        16,372          16,392         11,387      16,015
     Net income per common share..........................         $0.74           $0.74          $0.51       $0.72

                                                                   YEAR ENDED JUNE 30, 1993 -- QUARTERS ENDED
                                                             ------------------------------------------------------
                                                             SEPTEMBER 30,    DECEMBER 31,    MARCH 31,    JUNE 30,
                                                                 1992             1992          1993         1993
                                                             -------------    ------------    ---------    --------
                                                                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

Net sales.................................................     $ 268,997        $268,018      $ 219,496    $285,346
Gross profit..............................................       102,074          97,259         81,874     114,352
Net income................................................        15,005          14,885          8,932      13,906
     Net income per common share..........................         $0.69           $0.68          $0.41       $0.63

                   INDEPENDENT AUDITORS' REPORT ON SCHEDULES

The Board of Directors
FIRST BRANDS CORPORATION:

     The audits referred to in our report dated August 9, 1994 (except as to Note 19 which is as of August 26, 1994), included the related financial statement schedules as of June 30, 1994 and for each of the years in the three-year period ended June 30, 1994 as listed in the index to Item 14 of this Annual Report on Form 10-K. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

     Our report refers to the Company's change in its method for accounting for postretirement benefits other than pensions as described in Notes 1 and 12 to the consolidated financial statements.

                                          KPMG PEAT MARWICK LLP

New York, New York
August 9, 1994

                                                                   SCHEDULE VIII

                   FIRST BRANDS CORPORATION AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                FOR THE YEARS ENDED JUNE 30, 1994, 1993 AND 1992

                                                                           ADDITIONS
                                                             BALANCE AT    CHARGED TO                         BALANCE
                                                             BEGINNING      COST AND                         AT END OF
                                                             OF PERIOD      EXPENSES     DEDUCTIONS(a)        PERIOD
                                                             ----------    ----------    -------------       ---------
                                                                                  (IN THOUSANDS)
                                                                         FOR THE YEAR ENDED JUNE 30, 1994
                                                             ---------------------------------------------------------

Allowance for doubtful accounts and discounts.............     $5,529       $ 32,900        ($33,160)         $ 5,269
                                                             ----------    ----------    -------------       ---------
                                                             ----------    ----------    -------------       ---------


                                                                         FOR THE YEAR ENDED JUNE 30, 1993
                                                             ---------------------------------------------------------

Allowance for doubtful accounts and discounts.............     $5,694       $ 28,316        ($28,481)         $ 5,529
                                                             ----------    ----------    -------------       ---------
                                                             ----------    ----------    -------------       ---------


                                                                         FOR THE YEAR ENDED JUNE 30, 1992
                                                             ---------------------------------------------------------

Allowance for doubtful accounts and discounts.............     $9,381       $ 27,618        ($31,755)(b)      $ 5,694
                                                             ----------    ----------    -------------       ---------
                                                             ----------    ----------    -------------       ---------

- - ------------

 (a) Deductions represent write-offs and discounts net of recoveries of amounts previously written off.

 (b) Includes the reclassification of $3,564,000 of discounts and reserves to long-term assets, relating to the sale of a fractional ownership interest in a defined pool of eligible accounts receivable for the year ending June 30, 1992.

                                                                     SCHEDULE IX

                   FIRST BRANDS CORPORATION AND SUBSIDIARIES
                             SHORT-TERM BORROWINGS
                FOR THE YEARS ENDED JUNE 30, 1994, 1993 AND 1992

                                                                                MAXIMUM        AVERAGE        WEIGHTED
                                                                  WEIGHTED      AMOUNT         AMOUNT         AVERAGE
                                                      BALANCE     AVERAGE     OUTSTANDING    OUTSTANDING     INTEREST
              CATEGORY OF AGGREGATE                  AT END OF    INTEREST    DURING THE     DURING THE     RATE DURING
              SHORT-TERM BORROWINGS                   PERIOD        RATE        PERIOD         PERIOD       THE PERIOD
- - --------------------------------------------------   ---------    --------    -----------    -----------    ------------
                                                                       FOR THE YEAR ENDED JUNE 30, 1994
                                                     ------------------------------------------------------------------

Working capital loans.............................     $ 156         7.3%       $ 9,833        $ 7,465           3.7%


                                                                      FOR THE YEAR ENDED JUNE 30, 1993
                                                     ------------------------------------------------------------------

Working capital loans.............................     $ 178         6.5%       $10,713        $ 5,947           4.0%


                                                                      FOR THE YEAR ENDED JUNE 30, 1992
                                                     ------------------------------------------------------------------

Working capital loans.............................     $ 573         7.0%       $ 4,814        $ 1,330          10.6%

                                                                      SCHEDULE X

                   FIRST BRANDS CORPORATION AND SUBSIDIARIES
                   SUPPLEMENTARY INCOME STATEMENT INFORMATION
                FOR THE YEARS ENDED JUNE 30, 1994 1993 AND 1992

                                                                                    CHARGED TO COST AND EXPENSES
                                                                                    -----------------------------
                                      ITEM                                           1994       1993       1992
- - ---------------------------------------------------------------------------------   -------    -------    -------

Maintenance and repairs..........................................................   $16,395    $16,200    $15,024
Amortization of intangible assets:
     Trademarks..................................................................     2,402      2,402      2,400
     Patents and proprietary technology..........................................    10,537     11,737     13,241
     Transaction and other costs.................................................     2,453      2,588     14,004
     Excess of cost over net assets acquired.....................................     3,151      3,005      1,722
Advertising costs................................................................    60,561     63,057     65,030
Research and development.........................................................   $ 6,287    $ 8,049    $ 9,292

                                   SIGNATURES

     Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          FIRST BRANDS CORPORATION

                                          By         /s/ JOSEPH B. FUREY
                                              ..................................

                                                      JOSEPH B. FUREY
                                               VICE PRESIDENT AND CONTROLLER

August 29, 1994

     Pursuant to the requirement of the Securities Exchange Act of 1934, this report has also been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                SIGNATURE                                      TITLE                              DATE
- - ------------------------------------------  --------------------------------------------   -------------------

           /s/ ALFRED E. DUDLEY             Chairman, Chief Executive Officer and            August 29, 1994
 .........................................    Director
            (ALFRED E. DUDLEY)

        /s/ WILLIAM V. STEPHENSON           President, Chief Operating Officer and           August 29, 1994
 .........................................    Director
         (WILLIAM V. STEPHENSON)

          /s/ DONALD A. DESANTIS            Senior Vice President and Chief Financial        August 29, 1994
 .........................................    Officer
           (DONALD A. DESANTIS)

            /s/ ALAN C. EGLER               Director                                         August 31, 1994
 .........................................
             (ALAN C. EGLER)

           /s/ GARY E. GARDNER              Director                                         August 31, 1994
 .........................................
            (GARY E. GARDNER)

            /s/ JAMES R. MAHER              Director                                         August 30, 1994
 .........................................
             (JAMES R. MAHER)

           /s/ JAMES R. MCMANUS             Director                                         August 31, 1994
 .........................................
            (JAMES R. MCMANUS)

           /s/ DWIGHT C. MINTON             Director                                         August 30, 1994
 .........................................
            (DWIGHT C. MINTON)

             /s/ DENIS NEWMAN               Director                                         August 30, 1994
 .........................................
              (DENIS NEWMAN)

           /s/ ERVIN R. SHAMES              Director                                         August 30, 1994
 .........................................
            (ERVIN R. SHAMES)

           /s/ ROBERT G. TOBIN              Director                                         August 30, 1994
 .........................................
            (ROBERT G. TOBIN)

                                 EXHIBIT INDEX

  EXHIBIT
   NUMBER                                             DESCRIPTION OF EXHIBIT
- - ------------  -------------------------------------------------------------------------------------------------------
 3.1          --  Restated Certificate of Incorporation of the Company,  as amended by consent of the stockholders of the Company as of April 11, 1991. Incorporated by reference to Exhibit 3.1 to Form 10-K filed by  the registrant on September 25, 1992.
 3.2          --  By-Laws of the Company,  as amended by consent of  the stockholders of the  Company as of April 11,
                1991. Incorporated by reference to Exhibit 3.2 to Form 10-K filed by the registrant on September  25,
                1992.
 4.1          --  Indenture between the  Company and United  States Trust Company of  New York, dated  as of March 1,
                1992, relating to the 9 1/8% Senior Subordinated Notes due 1999. Incorporated by reference to Exhibit
                4.1 to Form 10-K filed by the Registrant on September 25, 1992.
 4.2          -- Specimen 9  1/8% Senior Subordinated  Note. Incorporated by  reference to Exhibit  4.2 to Form  10-K filed by the Registrant on September 25, 1992.
 4.3          -- Indenture, dated as of September 1, 1986, between the Company and United States Trust Company of New
                York,  relating to the 12 1/2% Senior Subordinated  Debentures due 1998. Incorporated by reference to
                Exhibit 4.1 to Form 10-K filed by the Registrant on September 28, 1987.
 4.4          -- Note  Purchase Agreement,  dated as  if July  1, 1986,  between the  Company and  Metropolitan  Life
                Insurance  Company, the current  note holders, relating to  the 13 1/4%  Subordinated Notes due 2001.
                Incorporated by reference to Exhibit 4(ii) to Form S-1 filed by the Registrant on July 15, 1986.
10.1   (a)    -- Amended  and  Restated  Credit Agreement,  dated  as  of  September 20,  1991,  among  the  Company,
                Manufacturers  Hanover Trust Company, as Agent, and  Several Lenders parties thereto. Incorporated by reference to Exhibit 10.1 to Form S-1 filed by the Registrant on February 7, 1992.
       (b)    -- Commitment Transfer Supplement thereto, dated as  of October 28, 1991. Incorporated by reference  to
                Exhibit 10.1(b) to Form 10-K filed by the Registrant on September 25, 1992.
       (c)    --  Amendment and Consent thereto, dated as of  February 25, 1992. Incorporated by reference to Exhibit
                10.1(c) to Form 10-K filed by the Registrant on September 25, 1992.
       (d)    -- Second Amendment and Consent thereto, dated as of May 18, 1992. Incorporated by reference to Exhibit
                10.1(d) to Form 10-K filed by the Registrant on September 25, 1992.
       (e)    -- Third Amendment thereto, dated as of November 5, 1992. Incorporated by reference to Exhibit  10.1(e)
                to Form 10-K filed by the Registrant on September 28, 1993.
       (f)    --  Commitment Transfer  Supplement thereto,  dated as of  May 26,  1993. Incorporated  by reference to
                Exhibit 10.1(f) to Form 10-K filed by the Registrant on September 28, 1993.
       (g)*   -- Fourth Amendment thereto, dated as of June 2, 1994.
10.2   (a)    -- Leasing Agreement between the Company and Citicorp North America, Inc., relating to its Glad Plastic
                Bag and  Wrap facility  in Cartersville,  Georgia, dated  as of  November 16,  1993. Incorporated  by reference  to Exhibit 10.2 to Form 10-Q for Quarter  ended December 31, 1993, filed by the Registrant on February 14, 1994.
       (b)*   -- Rider No. 1 thereto, dated as of December 1, 1993.
       (c)*   -- Rider No. 2 thereto, dated as of May 11, 1994.
10.3          -- Equipment Lease Agreement between the Company and PNC Leasing Corp, relating to its Glad Plastic Bag and Wrap facility in  Rogers, Arkansas, dated as  of October 15, 1993.  Incorporated by reference  to
                Exhibit  10.6 to Form 10-Q for  Quarter ended December 31, 1993,  filed by the Registrant on February
                14, 1994.
10.4          -- Purchase Agreement,  dated as  of December 23,  1991, between  the Company and  Pitney Bowes  Credit
                Corporation,  relating to the sale and leaseback of  equipment at the Company's GLAD Plastic Wrap and
                Bag facility in Rogers, Arkansas. Incorporated by reference to Exhibit 10.8 to Form S-1 filed by  the
                Registrant on February 7, 1992.
10.5          --  Equipment Lease Agreement, dated  as of December 23, 1991,  between Pitney Bowes Credit Corporation and Company, relating to the sale and leaseback  of equipment at the Company's GLAD Plastic Wrap  and
                Bag  facility in Rogers, Arkansas. Incorporated by reference to Exhibit 10.9 to Form S-1 filed by the
                Registrant on February 7, 1992.
10.6          -- Purchase  Agreement,  dated as  of  June  25, 1992,  between  the Company  and  Nationsbanc  Leasing
                Corporation of Georgia, relating to the sale and leaseback of certain equipment at the Company's GLAD plastic  wrap and bag  facility in Amherst, Virginia.  Incorporated by reference  to Exhibit 10.13 to form 10-K filed by the Registrant on September 25, 1992.

  EXHIBIT
   NUMBER                                             DESCRIPTION OF EXHIBIT
- - ------------  -------------------------------------------------------------------------------------------------------
10.7   (a)    -- Equipment Lease Agreement, dated  as of June 25, 1992,  between the Company and Nationsbanc  Leasing
                Corporation of Georgia, relating to the sale and leaseback of certain equipment at the Company's GLAD plastic  wrap and bag  facility in Amherst, Virginia.  Incorporated by reference  to Exhibit 10.14 to form 10-K filed by the Registrant on September 25, 1992.
       (b)    -- First Amendment thereto, dated as of March  30, 1993. Incorporated by reference to Exhibit  10.15(b)
                to Form 10-K filed by the Registrant on September 28, 1993.
10.8          --  Purchase  Agreement,  dated as  of  June 25,  1993,  between  the Company  and  Nationsbanc Leasing
                Corporation, relating to the sale  and leaseback of certain equipment  at the Company's GLAD  plastic wrap  and bag facility in Amherst, Virginia. Incorporated  by reference to Exhibit 10.16 to Form 10-K filed by the Registrant on September 28, 1993.
10.9          -- Equipment Lease Agreement, dated  as of June 25, 1993,  between the Company and Nationsbanc  Leasing
                Corporation,  relating to the sale  and leaseback of certain equipment  at the Company's GLAD plastic wrap and bag facility in Amherst, Virginia. Incorporated  by reference to Exhibit 10.17 to Form  10-K filed by the Registrant on September 29, 1993.
10.10  (a)    --  Sales Agreement, dated  as of January 1,  1989 between Union Carbide  Chemicals & Plastics Company,
                Inc. (formerly Union Carbide Corporation) and  the Company, (confidential treatment has been  granted with  respect  to certain  portions of  the Sales  Agreement;  such portions  were omitted  and filed separately with  the  Securities and  Exchange  Commission).  Incorporated by  reference  to  Exhibit
                10.22(b) to Form 10-K filed by the Registrant on September 19, 1989.
       (b)    --  Sales Agreement, dated March 1, 1991, between Union Carbide Chemicals and Plastics Company Inc. and
                the Company, (confidential treatment has been granted  with respect to certain portions of the  Sales
                Agreement,  such  portions  were  omitted  and filed  separately  with  the  Securities  and Exchange
                Commission). Incorporated by reference  to Post-Effective Amendment  No. 1 to Form  S-1 filed by  the
                Registrant on June 12, 1991.
10.11         --  Subordinated Notes Registration Rights Agreement, dated as of July 1, 1986, between the Company and
                Metropolitan Life Insurance Company, the current  note holders. Incorporated by reference to  Exhibit
                10(xii) to form S-1 filed by the Registrant on July 15, 1986.
10.12         --  Underwriting Agreement among the Company, certain stockholders and The First Boston Corporation and
                Merrill Lynch & Co., Merrill Lynch, Pierce,  Fenner and Smith Incorporated as representatives of  the
                Several  Underwriters, relating to 8,400,000  shares of Common Stock  of the Company. Incorporated by reference to Exhibit 1.1 to Form S-1 filed by the Registrant on March 5, 1991.
10.13         -- Subscription  Agreement among  the Company,  certain  stockholders and  Credit Suisse  First  Boston
                Limited  and Merrill Lynch International Limited as  Managers, relating to 2,110,000 shares of Common
                Stock of the Company. Incorporated by reference to Exhibit 1.2 to Form S-1 filed by the Registrant on
                March 5, 1991.
10.14         -- Underwriting Agreement,  dated as of  February 26, 1992,  between the Company  and The First  Boston
                Corporation,  relating to $100,000,000 in 9 1/8%  Senior Subordinated Notes due 1999. Incorporated by
                reference to Exhibit 10.19 to form 10-K filed by the Registrant on September 25, 1992.
10.15  (a)    -- Pooling and Servicing Agreement, dated as of May 21, 1992, between the Company, First Brands Funding
                Inc  and  Chemical  Bank,  as  Trustee,  relating   to  First  Brands  Funding  Master  Trust   trade
                receivables-backed financing. Incorporated by reference to Exhibit 10.20(a) to form 10-K filed by the
                Registrant on September 25, 1992.
       (b)    --  Variable Funding Supplement thereto, dated as of May 21, 1992. Incorporated by reference to Exhibit
                10.20(b) to form 10-K filed by the Registrant on September 25, 1992.
       (c)    -- Amendment  No. 1  thereto, dated  as of  December 22,  1993. Incorporated  by reference  to  Exhibit
                10.18(c)  to Form 10-Q for Quarter  ended December 31, 1993, filed  by the Registrant on February 14,
                1994.
10.16         -- Asset Purchase and Sale Agreement,  dated as of May 21, 1992,  between the Company and First  Brands
                Funding  Inc,  relating to  First  Brands Funding  Master  Trust trade  receivables-backed financing.
                Incorporated by reference  to Exhibit 10.21  to form 10-K  filed by the  Registrant on September  25,
                1992.
10.17         --  Asset Purchase  and Sale  Agreement, dated  as of May  21, 1992,  between the  Company and Himolene
                Incorporated, relating  to First  Brands  Funding Master  Trust trade  receivables-backed  financing.
                Incorporated  by reference to  Exhibit 10.22 to  form 10-K filed  by the Registrant  on September 25,
                1992.

  EXHIBIT
   NUMBER                                             DESCRIPTION OF EXHIBIT
- - ------------  -------------------------------------------------------------------------------------------------------
10.18         -- Amended and Restated Letter of Credit Reimbursement Agreement, dated as of December 2, 1993, between the Company, First  Brands Funding Inc,  Westdeutsche Landesbank Girozentrale,  The Long-Term  Credit
                Bank  of Japan, Limited, and First Brands Funding  Master Trust, amending and restating the Letter of
                Credit Reimbrusement Agreement, dated  as of May  21, 1992, relating to  First Brands Funding  Master
                Trust trade receivables-backed financing. Incorporated by reference to Exhibit 10.21 to Form 10-Q for
                Quarter ended December 31, 1993, filed by the Registrant on February 14, 1994.
10.19         --  Amended Long-Term Incentive Plan. Incorporated by reference  to Exhibit 10.34 to Form 10-K filed by the Registrant on September 12, 1990.
10.20         -- First Brands Corporation 1994 Performance Stock Option and Incentive Plan. Incorporated by reference to Exhibit A  to the  Definitive Proxy Statement  for Annual  Meeting of Stockholders,  filed by  the
                Registrant on September 28, 1993.
10.21  (a)    --  Purchase and Sale  Agreement, dated as of  June 30, 1994, between  the Registrant and Vestar/Freeze
                Holdings Corporation and Vestar Equity Partners, L.P., relating to the sale by the Registrant of  its
                businesses   of  developing,   manufacturing,  marketing,  selling   and/or  distributing  automotive
                antifreeze, cooling  system  tools,  cooling system  chemicals  for  cleaning and  sealing  leaks  in automotive  cooling systems,  ice fighting  products, PRESTONE  brake fluid  products, PRESTONE power steering fluid products, and PRESTONE transmission stop-leak fluid products, and antifreeze recycling business. Incorporated by reference to Exhibit 2.1 to  Form 8-K filed by the Registrant on  September
                12, 1994.
       (b)    --  Amendment No. 1 thereto, dated  as of August 25, 1994. Incorporated  by reference to Exhibit 2.2 to
                Form 8-K filed by the Registrant on September 12, 1994.
21*           -- Subsidiaries of Registrant.
23*           -- Consent of KPMG Peat Marwick.
27*           -- EDGAR Financial Data Schedule.

- - ------------

*  Filed herewith