Form 10-Q
period 1994-09-30
FIRST BRANDS CORP
filed 1994-11-10
CIK 797320

                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                      FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934


      FOR QUARTER ENDED SEPTEMBER 30, 1994      COMMISSION FILE NUMBER
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

                      CLASS              Outstanding at September, 30 1994
             Common Stock, $.01 par value        22,021,457 shares

                              FIRST BRANDS CORPORATION

                                 INDEX TO FORM 10-Q

                                                                  PAGE
          PART I - FINANCIAL INFORMATION


          Item 1.  Financial Statements

          Consolidated Condensed Statements of Income
           For the Three Month Periods
           Ended September 30, 1994 and 1993                          3

          Consolidated Condensed Balance Sheets -
           September 30, 1994 and June 30, 1994                       4

          Consolidated Condensed Statement of Stockholders'
           Equity - For the Three Month Period
           Ended September 30, 1994                                   5

          Consolidated Condensed Statements of Cash
           Flows - For the Three Month Periods
           Ended September 30, 1994 and 1993                          6

          Notes to Consolidated Condensed Financial
           Statements                                               7-9

          Item 2.   Management's Discussion and Analysis
           of Results of Operations and Financial Condition       10-12

          Independent Accountants' Report                            13


          PART II - OTHER INFORMATION


          Item 1. Legal Proceedings                                  14

          Items 2 - 6                                                14

          SIGNATURE                                                  15


                              FIRST BRANDS CORPORATION
                     CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                     (UNAUDITED)

                                              THREE MONTHS    THREE MONTHS
                                                  ENDED           ENDED
                                              SEPTEMBER 30,   SEPTEMBER 30,
                                                  1994            1993
   (in thousands - except per share amounts)

          Net sales. . . . . . . . . . . .   $  264,167        $  279,813

            Cost of goods sold . . . . . .      160,381           172,969

            Selling, general and
             administrative expenses . . .       67,161            65,292

            Amortization and other depreciation   4,727             5,232

            Interest expense and amortization
             of debt discount and expense.        4,967             5,897

            Discount on sale of receivables       1,194             1,005

            Other income (expense), net. .          349               (21)

          Income before provision for
           income taxes                          26,086            29,397

          Provision for income taxes . . .       11,012            13,025

          Net income . . . . . . . . . . .    $  15,074         $  16,372



          Net income per common share and
           common equivalent share (Note 6):    $  0.68            $ 0.74


          Weighted average common and common
            equivalent shares
            outstanding (Note 6)                 22,053            22,047



        SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                               FIRST BRANDS CORPORATION
                        CONSOLIDATED CONDENSED BALANCE SHEETS

                                               SEPTEMBER 30,      JUNE 30,
          (in thousands)                            1994            1994
                                                (UNAUDITED)
          ASSETS:
          Cash and cash equivalents. . . . .  $    22,849      $   13,384
          Accounts and notes receivable - net     118,795          89,769
          Inventories. . . . . . . . . . . .      127,456         155,737
          Deferred tax assets. . . . . . . .       33,567          26,239
          Prepaid expenses . . . . . . . . .        5,508           5,756
            Total current assets . . . . . .      308,175         290,885

          Property, plant and equipment (net
           of accumulated depreciation of
           $78,327 and $87,584)                   253,175         266,357
          Patents, trademarks, proprietary
           technology and other intangibles
           (net of accumulated amortization
           of $162,174 and $193,429)              207,362         232,666
          Deferred charges and other assets
           (net of accumulated amortization
           of $50,178 and $48,479)                 25,747          24,077
                    Total assets . . . . . .    $ 794,459       $ 813,985

          LIABILITIES AND STOCKHOLDERS' EQUITY:
          Notes payable. . . . . . . . . . .    $     524     $       156
          Current maturities of long-term debt         48              48
          Accrued income and other taxes . .       42,885          35,640
          Accounts payable . . . . . . . . .       31,214          60,510
          Accrued liabilities. . . . . . . .      142,848         141,753
               Total current liabilities . .      217,519         238,107

          Long-term debt . . . . . . . . . .      149,687         153,430
          Deferred taxes payable . . . . . .       51,776          44,177
          Deferred gain on sale of assets. .        4,966           5,393
          Other long-term obligations. . . .       12,117          12,148

          STOCKHOLDERS' EQUITY
          Preferred stock, $1 par value, 10,000,000
            shares authorized; none issued .           -               -
          Common stock, $0.01 par value,
            50,000,000 shares authorized; issued
            22,021,457 shares at September 30, 1994
            and 22,005,656 shares at June 30, 1994    220             220
          Capital in excess of par value . .      117,417         117,085
          Cumulative foreign currency translation
           adjustment                              (3,258)         (4,542)
          Common stock in treasury, at cost;
           520,200 shares                         (17,264)             -
          Retained earnings. . . . . . . . .      261,279         247,967
               Total stockholders' equity. .      358,394         360,730
                  Total liabilities and
                    stockholders' equity        $ 794,459       $ 813,985


     SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                              FIRST BRANDS CORPORATION
              CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 1994
                                     (UNAUDITED)

                                    (In thousands)




                              Capital Cumulative
                              in      Foreign
                    Common    Excess  Currency
                    Stock of  of Par  Translation Treasury Retained
                    Par Value Value   Adjustment  Stock    Earnings   Total
          Balance
           as of
           June 30,
           1994 .     $220    $117,085   $(4,542)     -   $247,967  $360,730

          Exercise
           of Stock
           Options .    -          332       -        -        -         332

          Common Stock
           Dividends.   -           -        -        -     (1,762)   (1,762)

          Purchase of
           Treasury
           Stock.       -           -        -   (17,264)      -     (17,264)

          Net Income    -           -        -        -     15,074    15,074

          Foreign
           Currency
           Translation
           Adjustment   -            -    1,284       -        -       1,284

          Balance as
           of September
           30, 1994  $ 220   $ 117,417  $(3,258) $(17,264) $261,279 $358,394

      SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                          FIRST BRANDS CORPORATION
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                THREE MONTHS  THREE MONTHS
                                                    ENDED         ENDED
                                                SEPTEMBER 30, SEPTEMBER 30,
          (in thousands)                            1994           1993

          Cash flows from operating activities:
            Net income . . . . . . . . . . .   $  15,074      $ 16,372
            Adjustments to reconcile net
            income to net cash provided by
            operating activities:
              Depreciation and amortization.      13,268        10,389
              Deferred income taxes. . . . .         181         4,166
              Gain on sale of antifreeze and
              car care business                   (4,202)          -

            Change certain in non-cash current
            assets and liabilities net of effect
            of business sold and acquired:
              (Increase) in accounts receivable  (23,471)      (29,768)
              (Increase) Decrease in inventories  (8,145)        3,845
              Decrease in prepaid expenses .         582         1,946
              Increase in accrued income and
               other taxes                         7,212         7,385
              (Decrease) in accounts payable     (18,844)      (35,353)
              Increase in accrued liabilities     20,921         1,034
            Other changes. . . . . . . . . .        (396)       (1,002)
                Total adjustments. . . . . .     (12,894)      (37,358)

          Net cash provided (used) for
           operating activities                    2,180       (20,986)

          Cash flows from investing activities:
             Capital expenditures. . . . . .      (7,119)       (6,633)
             Proceeds from sale of antifreeze/
             coolant and car care business,
             net of note received                142,000           -
             Acquisition of assets               (45,195)          -

          Net cash provided (used) for
           investing activities                   89,686        (6,633)

          Cash flows from financing activities:
              (Decrease) Increase in revolving
               credit borrowings, net             (3,700)       19,000
              Increase in other borrowings, net      325         9,212
              Decrease in accounts receivable
               securitization                    (60,000)          -
              Purchase of common stock, for
               treasury                          (17,264)          -
              Repayment of term loan                 -          (1,190)
              Dividends paid                      (1,762)       (1,313)

          Net cash (used) provided by
           financing activities                  (82,401)       25,709

          Net Increase (Decrease) in cash
           and cash equivalents                    9,465        (1,910)

          Cash and cash equivalents at
           beginning of period                    13,384        11,672

          Cash and cash equivalents at
           end of period                        $ 22,849      $  9,762

       SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

  FIRST BRANDS CORPORATION NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
1.  Summary of Significant Accounting Policies

           Basis of Presentation
          In the opinion of management, the accompanying unaudited consolidated condensed financial statements include all adjustments (all of which were of a normal recurring nature) necessary to fairly present the results of operations for the interim periods. Certain prior year amounts have been reclassified to conform with the current year's presentation. All material intercompany transactions and balances have been eliminated. Due to the seasonal nature of some of its former product lines, primarily the PRESTONE antifreeze/coolant and car care business which was sold on August 26, 1994, the results of operations for the three month period ended September 30, 1994 and the balance sheet at September 30, 1994 are not indicative of the results for a full year.

          First Brands Corporation ('First Brands' or the 'Company') is engaged in the development, manufacture, marketing and sales of consumer products under branded and private labels. Principal branded products include: GLAD and GLAD-LOCK (plastic wrap and bags); STP (oil and fuel treatment and other specialty automotive products); SIMONIZ (car waxes and polishes) and SCOOP AWAY; EVER CLEAN and JONNY CAT (clumping and conventional cat litter).

          On July 13, 1994, the Company purchased substantially all of the assets of Excel-Mineral Inc. and Excel International Inc., the manufacturer and marketer of the JONNY CAT brand of cat care products, for $45,000,000.

          On August 26, 1994, the Company sold the PRESTONE antifreeze/coolant and car care business for $155,000,000 and received $142,000,000 in cash and a $13,000,000 7 1/2% subordinated debenture maturing in 2003, which for financial statement purposes has been valued at $9,000,000. The net assets of that business have been removed from the balance sheet, and a payable representing the fractional interest of PRESTONE receivables previously sold under the securitization program (see note 3) was added, resulting in a pre-tax gain of $4,202,000 which was recorded as other income (expense), net, in the Consolidated Condensed Statement of Income. Sales from the PRESTONE business were $31,684,000 for the period ended August 25, 1994, and $60,951,000 for the quarter ended September 30, 1993.

           Inventories
          Inventories were comprised of:

                                               September 30,   June 30,
                                                    1994         1994
              (in thousands)
               Raw materials . . . . . . . . . . $   22,720  $   24,666
               Work-in-process . . . . . . . . .      4,335       5,844
               Finished goods. . . . . . . . . .    100,401     125,227
                   Total . . . . . . . . . . . .  $ 127,456   $ 155,737

          2.  Long-term Debt

          First Brands had long-term debt outstanding as of September 30, 1994 and June 30, 1994 as follows:

                                                 September 30,  June 30,
                                                      1994        1994
                                                       (in thousands)
          Senior Debt:
               $165,000,000 Revolving Credit
                 Facility, 4 year term
                 expiring December, 1995,
                 interest at prime rate,
                 LIBOR plus 3/4% or CD rate
                 plus 7/8%; commitment
                 fee of .35% on unused portion .    $     0    $  3,700
               Other . . . . . . . . . . . . . .      4,735       4,778
                                                      4,735       8,478
               Less: current maturities. . . . .        (48)       (48)
                   Senior Debt . . . . . . . . .      4,687       8,430

          Subordinated Debt:
               9 1/8% Senior Subordinated Notes
                Due 1999                            100,000     100,000
               13 1/4% Subordinated Notes Due 2001   45,000      45,000
                   Subordinated Debt . . . . . .    145,000     145,000

                       Total Long Term Debt. . .  $ 149,687   $ 153,430

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

          First Brands was in compliance with all the covenants of all debt agreements at September 30, 1994.

          3. Accounts Receivable

          In May 1992, the Company entered into a $100,000,000 extendable three year agreement to sell fractional ownership interest, without recourse, in a defined pool of eligible trade accounts receivable. During the first quarter of fiscal 1995, the Company reduced the amount sold to $40,000,000 as of September 30, 1994. The amounts sold are reflected as a reduction in accounts receivable on the accompanying balance sheet and costs associated with this program are recorded on the Consolidated Condensed Statement of Income as discount on sale of receivables.

          4.  Notes Payable

          Notes payable at September 30, 1994 of $524,000 consisted of international subsidiaries' working capital borrowings with local lenders. The Company's international working capital credit facilities aggregated $20,145,000 at September 30, 1994 and are generally secured by the assets of the respective international subsidiary, with approximately $1,475,000 of the availability at one subsidiary being guaranteed by First Brands Corporation (U.S.).

          5.  Taxes

          The provision for income taxes for the three months ended September 30, 1994 and 1993 consists of the following:

                                           Three Months
                                              Ended
                                           September 30,
                                          1994       1993

                                          (in thousands)
                 Current:
               Federal . . . . . . . .  $ 7,953    $ 6,305
               State . . . . . . . . .    1,925      1,410
               Foreign . . . . . . . .      953      1,144
                   Total current . . .   10,831      8,859
                 Deferred:
               Federal . . . . . . . .      192      3,582
               State . . . . . . . . .       30        669
               Foreign . . . . . . . .      (41)      (85)
                   Total deferred. . .      181      4,166
                     Total Provision   $ 11,012   $ 13,025

          6.  Earnings Per Share

          Net income per share has been computed using the weighted average number of common shares and common share equivalents outstanding for the periods.

                              FIRST BRANDS CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    RESULTS OF OPERATIONS AND FINANCIAL CONDITION

          The following discussion and analysis of the consolidated results of operations for the three month period ended September 30, 1994 should be read in conjunction with the accompanying unaudited Consolidated Condensed Financial Statements and related Notes. The Company is primarily engaged in the development, manufacture, marketing and sale of branded and private label consumer products for the home and automotive markets. The Company's products which include 'GLAD', 'GLAD-LOCK' 'STP', 'SIMONIZ', 'SCOOP AWAY', 'EVER CLEAN' and 'JONNY CAT' can be found in large mass merchandise stores, chain supermarkets and other retail outlets. The Company believes that the significant market positions occupied by its products are attributable to brand name recognition, comprehensive product offerings, continued product innovation, strong emphasis on vendor support and aggressive advertising and promotion.

          Because of the seasonality in some of its former product lines, primarily the PRESTONE antifreeze/coolant and car care business which was sold on August 26, 1994, the results of operations for any interim period and the balance sheet as of the end of any interim period are not indicative of a full year's operations nor the financial condition of First Brands at the end of any interim period.

          Results of Operations

          The following table sets forth the percentages of net sales of the Company represented by the components of income and expense for the three month period ended September 30, 1994 and 1993.

                                              Three Months
                                                 Ended
                                             September 30,
                                             1994     1993
          Net sales                          100.0%   100.0%
          Cost of goods sold                  60.7     61.8
          Gross profit                        39.3     38.2
          Selling, general, and
            administrative expenses           25.4     23.3
          Amortization and other
            depreciation                       1.8      1.9
          Interest expense and amortization
            of debt discount and expense       1.9      2.1
          Discount on sale of receivables      0.4      0.4
          Other income (expense), net          0.1     (0.0)
          Income before provision for
            income taxes                       9.9     10.5
          Provision for income taxes           4.2      4.7
          Net income                           5.7%     5.8%


          Quarter ended September 30, 1994 Compared to the Quarter ended September 30, 1993

          First Brands' consolidated sales for the three month period ended September 30, 1994 were $264,167,000, 94% of last year's $279,813,000. The revenue shortfall reflects only eight weeks in the fiscal 1995 period compared to the entire quarter for the fiscal 1994 period for the PRESTONE antifreeze/coolant and car care business ('the divested business') which was sold on August 26, 1994. Excluding sales from the divested business, sales for the first quarter of fiscal 1995 were $232,483,000, 6% above the prior years comparable sales of $218,862,000. This performance reflects higher sales from the automotive specialty and appearance products and pet products businesses, which were partially offset by lower sales of the plastic wrap and bag business. Cat litter sales for the quarter were significantly ahead of the prior years level, reflecting the inclusion of the JONNY CAT business (sales were $7,445,000 for the quarter), which was acquired on July 13, 1994, as well as continued market and share growth for its existing SCOOP AWAY and EVER CLEAN brands.

          Cost of goods sold for the three month period was $160,381,000, 93% of last year's $172,969,000. Excluding the divested business, cost of goods sold for the quarter were $139,213,000, 8% above the prior year's $129,338,000. The higher costs during the quarter were primarily due to increased volumes along with slightly higher resin costs.

          Gross profit for the quarter of $103,786,000 (39.3% of sales) was 97% of last year's $106,844,000 (38.2% of sales). Excluding the divested business, the gross profit for the quarter was $93,270,000 (40.1% of sales), 104% of the prior year's $89,524,000
          (40.9% of sales). This higher gross profit for the quarter is due to increased sales, while the lower gross margin resulted from the aforementioned sales mix and increased resin costs.

          Selling, general and administrative expenses was $67,161,000 for the three months, 103% of the comparable period last year. Excluding the divested business, which includes allocations of corporate overhead to such business, these expenses for the quarter were $59,321,000 (25.5% of sales), 102% of the prior year's $57,880,000 (26.4% of sales). Increased advertising and promotion expenditures for the automotive and cat litter businesses were partially offset by lower spending in the plastic wrap and bag business, due to a shift in the timing of certain promotional programs. Higher selling costs were reported by the automotive business, primarily due to increased STP advertising spending. Selling expense for the cat litter business is above the prior years' level because of the recently acquired JONNY CAT business, and increased advertising to support the expansion of the SCOOP AWAY and EVER CLEAN business.

          Amortization and other depreciation expense of $4,727,000, was 90% of last year's three month period. This reduction reflects lower amortization expense for fiscal 1995 as certain intangible assets were fully amortized during fiscal 1994. Interest expense of $4,967,000 for the quarter was 84% of the prior year. Discount on sale of receivables reflects the costs associated with the sale of a fractional ownership interest, without recourse, in a defined pool of the Company's eligible trade accounts receivable.

          The Company's provision for income taxes for the first quarter was $11,012,000, 85% of last year's $13,025,000. The lower tax expense reflects lower pre-tax income, and a marginally higher effective tax rate during the first quarter of fiscal 1994, which reflected the inclusion of the retroactive U.S. Federal tax increase and its effect on deferred taxes.

          Financial Condition

          Worldwide credit facilities in place at September 30, 1994 aggregated $196,212,000 of which $194,621,000 was available, but unused. The Company expects to borrow and repay up to $20,000,000 from these credit facilities over the next twelve months, primarily for working capital purposes. During the first quarter, the Company reduced the amount of accounts receivable sold under its securitization program from $100,000,000 to $40,000,000 (see Note
          3).

          The Company's current forecast for the 1995 fiscal year reflects capital expenditures of approximately $35,000,000 and fixed payments (interest, principal, discount on sale of receivables and lease payments) of approximately $45,000,000.

          Based on the Company's ability to generate funds from operations and the availability of credit under its financing facilities, management believes it will have the funds necessary to meet all of its described financing requirements and all other financial obligations.


                 REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

          First Brands' independent certified public accountants have made a limited review of the financial information furnished herein in accordance with standards established by the American Institute of Certified Public Accountants. The Independent Accountants' Report is presented on Page 13 of this report.

                           Independent Accountants' Report




          The Board of Directors
          First Brands Corporation:

          We have reviewed the consolidated condensed balance sheet of First Brands Corporation and subsidiaries as of September 30, 1994, and the related consolidated condensed statements of income for the three month periods ended September 30, 1994 and 1993 and the consolidated condensed statements of cash flows for the three month periods ended September 30, 1994 and 1993, and the consolidated condensed statement of stockholders' equity for the three month period ended September 30, 1994. These financial statements are the responsibility of the Company's management.

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

          We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of First Brands Corporation and subsidiaries as of June 30, 1994, and the related consolidated statement of income, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated August 9, 1994 (except as to Note 19, which is as of August 26, 1994), we express an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of June 30, 1994, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                      /s/ KPMG PEAT MARWICK LLP
                                      KPMG Peat Marwick LLP


          New York, New York
          November 1, 1994

          PART II - OTHER INFORMATION

          Item 1. Legal Proceedings
                  The Federal Trade Commission staff is conducting an investigation that alleges that certain advertising claims for STP Engine Treatment violate a 1976 cease and desist order regarding STP advertising. The Company does not believe that it is subject to that order or that it made the alleged claims.




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


          Item 5. Other Information
                  None.


          Item 6. Exhibits and Reports on Form 8-K

            A. Exhibit Index:

              Exhibit 15 - Accountants' Acknowledgement

              Exhibit 27 - Financial Data Schedule

            B. Reports on Form 8-K

          A Form 8-K items 2 and 7 dated September 12, 1994 was filed reporting the sale of the Company's antifreeze/coolant and other car care business.

                                 SIGNATURE



          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              FIRST BRANDS CORPORATION
                                    (Registrant)


          Date:  November 9th, 1994     By:  /s/ DONALD A. DESANTIS
                                             Donald A. DeSantis
                                             Senior Vice President and
                                             Chief Financial Officer
                                             (Principal Accounting
                                             and Duly Authorized
                                             Officer)