Form 10-Q
period 1994-12-31
FIRST BRANDS CORP
filed 1995-02-14
CIK 797320

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


FOR QUARTER ENDED DECEMBER 31, 1994                      COMMISSION FILE NUMBER
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

                              YES X      NO

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                CLASS                    Outstanding at December, 31 1994
     ----------------------------        --------------------------------
     Common Stock, $.01 par value               20,975,857 shares

                            FIRST BRANDS CORPORATION

                               INDEX TO FORM 10-Q



                                                                         PAGE
                                                                         ----

PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

Consolidated Condensed Statements of Income
 For the Three Month Periods
 Ended December 31, 1994 and 1993 .........................................    3


Consolidated Condensed Statements of Income
 For the Six Month Periods
 Ended December 31, 1994 and 1993 .........................................    4

Consolidated Condensed Balance Sheets -
 December 31, 1994 and June 30, 1994 ......................................    5

Consolidated Condensed Statement of Stockholders'
 Equity - For the Six Month Period
 Ended December 31, 1994 ..................................................    6

Consolidated Condensed Statements of Cash
 Flows - For the Six Month Periods
 Ended December 31, 1994 and 1993 .........................................    7

Notes to Consolidated Condensed Financial
 Statements .............................................................   8-10

Item 2. Management's Discussion and Analysis
 of Results of Operations and Financial Condition ......................   11-13

Independent Accountants' Report ...........................................   14


PART II - OTHER INFORMATION


Item 1. Legal Proceedings .................................................   15

Items 2 - 6 ...............................................................   15

SIGNATURE .................................................................   19

                            FIRST BRANDS CORPORATION
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)





                                                      THREE MONTHS   THREE MONTHS
                                                         ENDED          ENDED
                                                      DECEMBER 31,   DECEMBER 31,
                                                         1994           1993
                                                      -----------    ------------
(in thousands - except per share amounts)

Net sales ..........................................   $  233,008    $  270,393

  Cost of goods sold ...............................      143,781       166,722

  Selling, general and
   administrative expenses .........................       59,178        63,160

  Amortization and other depreciation ..............        3,836         5,462

  Interest expense and amortization of debt discount
    and expense ....................................        4,573         5,880

  Discount on sale of receivables ..................          742         1,019

  Other income (expense), net ......................         (591)         (267)
                                                       ----------    ----------

Income before provision for income taxes
  and extraordinary loss ...........................       20,307        27,883

Provision for income taxes .........................        8,465        11,491
                                                       ----------    ----------

Income before extraordinary loss ...................       11,842        16,392

Extraordinary loss relating to the repurchase
  of subordinated note, net of taxes ...............       (4,493)         --
                                                       ----------    ----------

Net income .........................................   $    7,349    $   16,392
                                                       ==========    ==========

Net income per common share and common
 equivalent share (Note 6):
    Income before extraordinary loss.........             $  0.55       $  0.74
    Extraordinary loss.............................         (0.21)           --
                                                         --------       -------
    Net income.....................................       $  0.34       $  0.74
                                                          =======       =======

Weighted average common and common
  equivalent shares outstanding (Note 6) ..........        21,449        22,162
                                                           ======        ======



     SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                            FIRST BRANDS CORPORATION
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                                      SIX MONTHS       SIX MONTHS
                                                        ENDED            ENDED
                                                     DECEMBER 31,     DECEMBER 31,
                                                        1994             1993
                                                     -----------      ------------
(in thousands - except per share amounts)

Net sales ..........................................   $  497,175    $  550,206

  Cost of goods sold ...............................      304,607       339,780

  Selling, general and
   administrative expenses .........................      126,339       128,452

  Amortization and other depreciation ..............        8,118        10,612

  Interest expense and amortization of debt discount
    and expense ....................................        9,540        11,770

  Discount on sale of receivables ..................        1,936         2,024

  Other income (expense), net ......................         (242)         (288)
                                                       ----------    ----------

Income before provision for income taxes
  and extraordinary loss ...........................       46,393        57,280

Provision for income taxes .........................       19,477        24,516
                                                       ----------    ----------

Income before extraordinary loss ...................       26,916        32,764

Extraordinary loss relating to the repurchase
  of subordinated note, net of taxes ...............       (4,493)         --
                                                       ----------    ----------

Net income .........................................   $   22,423    $   32,764
                                                       ==========    ==========
Net income per common share and common
 equivalent share (Note 6):
    Income before extraordinary loss................       $ 1.24        $ 1.48
    Extraordinary loss..............................         (.21)         --
                                                          -------        ------
    Net income......................................       $ 1.03        $ 1.48
                                                           ======        ======
Weighted average common and common
  equivalent shares outstanding (Note 6) .............     21,751        22,097
                                                           ======        ======




     SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                            FIRST BRANDS CORPORATION
                     CONSOLIDATED CONDENSED BALANCE SHEETS



                                                      DECEMBER 31,        JUNE 30,
(in thousands)                                           1994               1994
                                                  -------------------    --------
                                                      (UNAUDITED)


ASSETS:
Cash and cash equivalents ..........................  $    20,462   $    13,384
Accounts and notes receivable - net ................      103,173        89,769
Inventories ........................................      145,397       155,737
Deferred tax assets ................................       33,330        26,239
Prepaid expenses ...................................        4,995         5,756
                                                      -----------   -----------
  Total current assets .............................      307,357       290,885

Property, plant and equipment (net of accumulated
  depreciation of $81,966 and $87,584) .............      266,683       266,357
Patents, trademarks, proprietary technology
  and other intangibles (net of accumulated
  amortization of $165,390 and $193,429) ...........      204,020       232,666
Deferred charges and other assets (net of
  accumulated amortization of $49,440 and $48,479) .       29,587        24,077
                                                      -----------   -----------
          Total assets .............................  $   807,647   $   813,985
                                                      ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Notes payable ......................................  $       518   $       156
Current maturities of long-term debt ...............           48            48
Accrued income and other taxes .....................       29,225        35,640
Accounts payable ...................................       42,171        60,510
Accrued liabilities ................................      138,193       141,753
                                                      -----------   -----------
     Total current liabilities .....................      210,155       238,107

Long-term debt .....................................      182,673       153,430
Deferred taxes payable .............................       55,423        44,177
Deferred gain on sale of assets ....................        3,341         5,393
Other long-term obligations ........................       13,543        12,148

STOCKHOLDERS' EQUITY
Preferred stock, $1 par value, 10,000,000
  shares authorized; none issued ...................         --            --
Common stock, $0.01 par value,
  50,000,000 shares authorized; issued
  22,027,857 shares at December 31, 1994
  and 22,005,656 shares at June 30, 1994 ...........          220           220
Capital in excess of par value .....................      117,572       117,085
Cumulative foreign currency translation adjustment .       (7,048)       (4,542)
Common stock in treasury, at cost; 1,052,000 shares       (34,793)         --
Retained earnings ..................................      266,561       247,967
                                                      -----------   -----------
     Total stockholders' equity ....................      342,512       360,730
                                                      -----------   -----------
       Total liabilities and stockholders' equity .   $   807,647   $   813,985
                                                      ===========   ===========



     SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                            FIRST BRANDS CORPORATION
            CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                FOR THE SIX MONTH PERIOD ENDED DECEMBER 31, 1994
                                  (UNAUDITED)


                                                       Cumulative
                                           Capital       Foreign
                              Common      in Excess     Currency
                               Stock       of Par      Translation    Treasury         Retained
(in thousands)               Par Value      Value      Adjustment       Stock          Earnings        Total
                             ---------    ---------    -----------    ---------        --------        -----

Balance as of
 June 30, 1994 ........     $     220     $ 117,085     $  (4,542)          --        $ 247,967      $ 360,730

Exercise of
 Stock Options ........          --             487          --             --             --              487

Common Stock
 Dividends ............          --            --            --             --           (3,829)        (3,829)

Purchase of
 Treasury Stock .......          --            --            --          (34,793)          --          (34,793)

Net Income ............          --            --            --             --           22,423         22,423

Foreign Currency
 Translation Adjustment          --            --          (2,506)          --             --           (2,506)
                            ---------     ---------     ---------      ---------      ---------      ---------

Balance as of
 December 31, 1994 ....     $     220     $ 117,572     $  (7,048)     $ (34,793)     $ 266,561      $ 342,512
                            =========     =========     =========      =========      =========      =========



     SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                            FIRST BRANDS CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                     SIX MONTHS      SIX MONTHS
                                                       ENDED           ENDED
                                                     DECEMBER 31,     DECEMBER 31,
  (in thousands)                                        1994            1993
                                                    -------------   -------------

Cash flows from operating activities:
  Net income .....................................    $   22,423     $   32,764
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization ................        22,143         21,027
    Deferred income taxes ........................         4,215          9,240
    Loss on repurchase of subordinated note ......         7,463           --
    Gain on sale of antifreeze and car care business      (4,202)          --

  Change in certain non-cash  current assets and  liabilities,  net of effect of businesses sold and acquired:
    (Increase) in accounts receivable ............       (23,177)       (10,590)
    (Increase) Decrease in inventories ...........       (26,086)        10,705
    Decrease in prepaid expenses .................         1,095          2,354
    (Decrease) Increase in accrued income
      and other taxes ............................        (6,448)         3,063
    (Decrease) in accounts payable ...............        (7,887)       (56,683)
    Increase (Decrease) in accrued liabilities ...         9,859        (10,297)
  Other changes ..................................        (2,163)          (513)
                                                      ----------     ----------
      Total adjustments ..........................       (25,188)       (31,694)
                                                      ----------     ----------
Net cash provided (used) for operating activities         (2,765)         1,070
                                                      ----------     ----------

Cash flows from investing activities:
   Capital expenditures ..........................       (14,805)       (12,298)
   Acquisition of leased assets ..................       (13,240)          --
   Proceeds from sale of antifreeze/coolant and car
     care business, net of note received .........       142,000           --
   Acquisition of assets .........................       (45,195)          --
   Other .........................................        (4,900)          --
                                                      ----------     ----------
Net cash provided (used) for investing activities         63,860        (12,298)
                                                      ----------     ----------

Cash flows from financing activities:
    Increase in revolving credit borrowings, net .        29,300          5,500
    Increase in other borrowings, net ............           305          9,222
    (Decrease) in accounts receivable securitization     (45,000)          --
    Purchase of common stock for treasury ........       (34,793)          --
    Repayment of term loan .......................          --           (2,379)
    Dividends paid ...............................        (3,829)        (3,069)
                                                      ----------     ----------
Net cash (used) provided by financing activities .       (54,017)         9,274
                                                      ----------     ----------

Net Increase (Decrease) in cash and cash equivalents       7,078         (1,954)

Cash and cash equivalents at beginning of period .        13,384         11,672
                                                      ----------     ----------

Cash and cash equivalents at end of period .......    $   20,462     $    9,718
                                                      ==========     ==========

     SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                            FIRST BRANDS CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated condensed financial statements include all adjustments (all of which were of a normal recurring nature) necessary to fairly present the results of operations for the interim periods. Certain prior year amounts have been reclassified to conform with the current year's presentation. All material intercompany transactions and balances have been eliminated. Due to the seasonal nature of some of its former product lines, primarily the PRESTONE antifreeze/coolant and car care business which was sold on August 26, 1994, the results of operations for the six month period ended December 31, 1994 are not indicative of the results for a full year.

First Brands Corporation ("First Brands" or the "Company") is engaged in the development, manufacture, marketing and sales of consumer products under branded and private labels. Principal branded products include: GLAD and GLAD-LOCK (plastic wrap and bags); STP (oil and fuel additives and other specialty automotive products); SIMONIZ (car waxes and polishes) and SCOOP AWAY, EVER CLEAN and JONNY CAT (cat litters).

On July 13, 1994, the Company purchased substantially all of the assets of Excel-Mineral Inc. and Excel International Inc., the manufacturer and marketer of the JONNY CAT brand of pet care products, for $45,000,000.

On August 26, 1994, the Company sold the PRESTONE antifreeze/coolant and car care business for $155,000,000 and received $142,000,000 in cash and a $13,000,000 7 1/2% subordinated debenture maturing in 2003, which for financial statement purposes has been valued at $9,000,000. The net assets of that business have been removed from the balance sheet, and a payable representing the fractional interest of PRESTONE receivables previously sold under the securitization program (see note 3) was added, resulting in a pre-tax gain of $4,202,000 which was included in other income (expense), net, in the Consolidated Condensed Statement of Income. Sales from the PRESTONE business were $31,684,000 for the period ended August 25, 1994, and $66,294,000 and $127,245,000 for the quarter and six months ended December 31, 1993, respectively.

INVENTORIES

Inventories were comprised of:


                                                  December 31,     June 30,
                                                     1994           1994
                                                  ------------     --------
                                                       (in thousands)
     Raw materials ..........................      $  28,088      $  24,666
     Work-in-process ........................          6,435          5,844
     Finished goods .........................        110,874        125,227
                                                   ---------      ---------
         Total ..............................      $ 145,397      $ 155,737
                                                   =========      =========

During the six months ended December 31, 1994, the Company purchased with the Excel acquisition inventories valued at $2,804,000, and sold inventories totaling $36,490,000 with the divestiture of the PRESTONE business.

2. LONG-TERM DEBT

First Brands had long-term debt outstanding as of December 31, 1994 and June 30, 1994 as follows:


                                                December 31,    June 30,
                                                   1994          1994
                                              -------------     ------
                                                    (in thousands)
Senior Debt:
     $165,000,000 Revolving Credit Facility,
       4 year term expiring  December, 1995,
       interest at prime rate, LIBOR plus 3/4%
       or CD rate plus 7/8%; commitment fee
       of .35% on unused portion ............    $ 33,000     $  3,700
     Other ..................................       4,721        4,778
                                                 --------     --------
                                                   37,721        8,478
     Less: current maturities ...............         (48)         (48)
                                                 --------     --------
         Senior Debt ........................      37,673        8,430
                                                 --------     --------
Subordinated Debt:
     9 1/8% Senior Subordinated Notes Due 1999    100,000      100,000
     13 1/4% Subordinated Notes Due 2001 ....      45,000       45,000
                                                 --------     --------
         Subordinated Debt ..................     145,000      145,000
                                                 --------     --------

             Total Long Term Debt ...........    $182,673     $153,430
                                                 ========     ========

The Revolving Credit Facility has no compensating balance requirements, however it does have restrictive covenants, the most significant of which include the maintenance of certain minimum levels for the ratio of current assets to current liabilities, interest coverage and the ratio of total liabilities to equity. On December 22, 1994, the Company received commitments to finance a new five year $300,000,000 unsecured revolving credit facility. This new credit facility contains a .20% commitment fee, and charges interest at LIBOR plus .30%. It also contains certain covenants which are no more restrictive than the credit facility it will replace.

The 9 1/8% Notes Indenture has restrictive covenants or limitations on the payment of dividends, the distribution of capital stock or the redeeming of capital stock, as well as limitations on Company and subsidiary debt and limitations on the sale of assets.

On December 29, 1994, the Company signed an agreement to repurchase, at a 15.8% premium, the $45,000,000 13 1/4% Subordinated Notes on January 4, 1995. The costs associated with this transaction were accrued as of December 31, 1994, and accordingly the premium and unamortized issuance costs, net of taxes, are reflected as an extraordinary loss in the Company's Consolidated Condensed Statement of Income.

The 13 1/4% Subordinated Note and the outstanding portion of the current revolving credit facility are classified as long-term debt as of December 31, 1994, reflecting the Company's intent and ability to refinance these borrowings on a long term basis through the new five year credit facility.

First Brands was in compliance with all the covenants of all debt agreements at December 31, 1994.

3. ACCOUNTS RECEIVABLE

In May 1992, the Company entered into a $100,000,000 extendable three year agreement to sell fractional ownership interest, without recourse, in a defined pool of eligible trade accounts receivable. During the first quarter of fiscal 1995, the Company reduced the amount sold to $40,000,000. Subsequently, the Company increased the amount sold by $15,000,000 during the second quarter, bringing the fractional interest sold as of December 31, 1994 to $55,000,000. The amounts sold are reflected as a reduction in accounts receivable on the accompanying balance sheet and costs associated with this program are recorded on the Consolidated Condensed Statement of Income as discount on sale of receivables.

4. NOTES PAYABLE

Notes payable at December 31, 1994 of $518,000 consisted of international subsidiaries' working capital borrowings with local lenders. The Company's international working capital credit facilities aggregated $19,468,000 at December 31, 1994 and are generally secured by the assets of the respective international subsidiary, with approximately $1,473,000 of the availability at one subsidiary being guaranteed by First Brands Corporation (U.S.).


5. TAXES

The provision for income tax expense attributable to income before extraordinary loss for the three and six months ended December 31, 1994 and 1993 consists of the following:

                               Three Months              Six Months
                                  Ended                    Ended
                                December 31,            December 31,
                             ---------------         -----------------
                              1994       1993         1994        1993
                              ----       ----         ----        ----
(in thousands)
  Current:
    Federal ..............  $   3,076   $   4,632   $  11,029   $  10,937
    State ................        623       1,067       2,548       2,477
    Foreign ..............        732         718       1,685       1,862
                            ---------   ---------   ---------   ---------
      Total current ......      4,431       6,417      15,262      15,276
  Deferred:
    Federal ..............      3,354       4,196       3,546       7,778
    State ................        733         963         763       1,632
    Foreign ..............        (53)        (85)        (94)       (170)
                            ---------   ---------   ---------   ---------
      Total deferred .....      4,034       5,074       4,215       9,240
                            ---------   ---------   ---------   ---------
        Total Provision ..      8,465   $  11,491   $  19,477   $  24,516
                            =========   =========   =========   =========


6. EARNINGS PER SHARE

Net income per share has been computed using the weighted average number of common shares and common share equivalents outstanding for the periods.

During the first and second quarters of fiscal 1995, the Company paid to it's shareholders cash dividends of $ 0.08 and $ 0.10 cents per share, respectively.

                            FIRST BRANDS CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion and analysis of the consolidated results of operations for the three and six month periods ended December 31, 1994 should be read in conjunction with the accompanying unaudited Consolidated Condensed Financial Statements and related Notes. The Company is primarily engaged in the development, manufacture, marketing and sale of branded and private label consumer products for the home and automotive markets. The Company's products which include "GLAD", "GLAD-LOCK" "STP", "SIMONIZ", "SCOOP AWAY", "EVER CLEAN" and "JONNY CAT" can be found in large mass merchandise stores, chain supermarkets and other retail outlets. The Company believes that the significant market positions occupied by its products are attributable to brand name recognition, comprehensive product offerings, continued product innovation, strong emphasis on vendor support and aggressive advertising and promotion.

The PRESTONE antifreeze/coolant and car care business was sold on August 26, 1994. Financial data below includes the operating information related to this business while it was still a part of the Company. Therefore, comparison of results of operations between the two time periods should take the effect of the divested business into consideration.

RESULTS OF OPERATIONS

The following table sets forth the percentages of net sales of the Company represented by the components of income and expense for the three and six month periods ended December 31, 1994 and 1993.


                                        Three Months           Six Months
                                           Ended                 Ended
                                        December 31,           December 31,
                                     ---------------        ----------------
                                      1994       1993       1994         1993
                                      ----       ----       ----         ----

Net sales .........................  100.0%      100.0%     100.0%     100.0%
Cost of goods sold ................   61.7        61.7       61.3       61.8
                                     -----       -----       ----       ----
Gross profit ......................   38.3        38.3       38.7       38.2
Selling, general, and
  administrative expenses .........   25.4        23.4       25.4       23.3
Amortization and other depreciation    1.6         1.9        1.6        1.9
Interest expense and amortization
 of debt discount and expense .....    2.0         2.2        1.9        2.1
Discount on sale of receivables ...    0.3         0.4        0.4        0.4
Other income (expense), net .......   (0.3)       (0.1)      (0.1)      (0.1)
                                     -----       -----       ----       ----
Income before provision for income
 taxes and extraordinary loss .....    8.7        10.3        9.3       10.4
Provision for income taxes ........    3.6         4.2        3.9        4.4
                                     -----       -----       ----       ----
Income before extraordinary loss ..    5.1         6.1        5.4        6.0
Extraordinary loss relating to the
 repurchase of subordinated notes,
 net of taxes .....................    1.9          .         0.9         .
                                     -----       -----       ----       ----
Net income ........................    3.2%        6.1%       4.5%       6.0%
                                     =====       =====       ====       ====

   Quarter and Six Months ended December 31, 1994 Compared to the Quarter and
                       Six Months ended December 31, 1993

First Brands' consolidated sales for the three month period ended December 31, 1994 were $233,008,000, 86% of last year's $270,393,000, bringing six month revenues to $497,175,000 versus last year's $550,206,000. The shortfall reflects only eight weeks of sales during the first quarter of fiscal 1995 for the PRESTONE antifreeze/coolant and car care business ("the divested business") which was sold on August 26, 1994, compared to sales from the divested business for the entire three and six month periods of fiscal 1994. On a proforma basis (excluding sales from the divested business) fiscal 1995 second quarter sales were $233,008,000 or 14% above the prior year's comparable sales of $204,099,000. Sales dollars, quantities and overall market share were up for each of the major product groups during the quarter. Plastic wrap and bag product sales increased 5%, automotive specialty and appearance products increased 12% and the pet product business sales were up 94%. Cat litter sales for the quarter were significantly ahead of the prior years level due to the new JONNY CAT business, which was acquired on July 13, 1994. However, even without the JONNY CAT sales, pet product revenues for the quarter increased 29%. Proforma sales for the six months were $465,491,000 versus $422,961,000 last year, an increase of 10%.

Cost of  goods  sold  for  the  quarter  was  $143,781,000,  86% of last  year's
$166,722,000. Excluding the divested business, cost of goods sold for the quarter was 19% above the prior year's $121,019,000. Year to date, cost of goods sold was $304,607,000, 90% of last year's $339,780,000. On a proforma basis (excluding the divested business) cost of goods sold for the six months was $283,439,000, 13% above the prior year's $250,452,000. Higher proforma costs for the three and six month periods were primarily due to increased volumes and higher resin costs.

Gross profit for the quarter of $89,227,000 (38.3% of sales) was 86% of last year's $103,671,000 (38.3% of sales). Year to date, gross profit of $192,568,000 (38.7% of sales) was 92% of last year's $210,426,000 (38.2% of sales). Excluding the divested business, the gross profit for the quarter was 107% of the prior year's $83,080,000 (40.7% of sales); and the gross profit for six months was $182,052,000 (39.1% of sales), 106% of the prior year's $172,509,000 (40.8% of sales). The higher gross profit for the quarter and six months was due to increased sales volumes, while the lower gross margin resulted from increased resin costs and sales mix.

Selling, general and administrative expenses were $59,178,000 (25.4% of sales) for the second quarter, 94% of last year's second quarter. Year to date, overhead expenses were $126,339,000 (25.4% of sales), 98% of the comparable period last year. Excluding the divested business, which includes allocations of corporate overhead to such business, these expenses for the quarter were, 107% of the prior year's $55,431,000 (27.2% of sales); and year to date expenses were $118,499,000 (25.5% of sales), 105% of the prior year's $113,311,000 (26.8% of sales). The major reason for the increase is higher selling expense for the cat litter business (for both the quarter and six months) because of the recently acquired JONNY CAT business, and increased marketing expenditures to support the continued growth of the SCOOP AWAY and EVER CLEAN business. This was partially offset by lower spending in the plastic wrap and bag business to counter the lower gross margin caused by resin price increases.

Amortization and other depreciation expense of $3,836,000, was 70% of last year's three month period, and $8,118,000, 77% of last year's six month period. This reduction reflects lower amortization expense for fiscal 1995, as certain intangible assets were either sold to the divested business or were fully amortized during fiscal 1994, partially offset by slightly higher depreciation expense during fiscal 1994 due to the write-down of certain fixed assets. Interest expense of $4,573,000 and $9,540,000 for the three and six month periods, respectively, was 78% and 81% of prior year levels due to lower debt levels. Discount on sale of receivables reflects the costs associated with the sale of a fractional ownership interest, without recourse, in a defined pool of the Company's eligible trade accounts receivable.

The extraordinary loss of $4,493,000 or $0.21 per share for the quarter and six month period resulted from the premium paid and the write-off of unamortized debt issuance costs related to the December 29, 1994 agreement to repurchase $45,000,000 of the Company's Subordinated Notes.

The Company's provision for income taxes for the three and six months was $8,465,000, 74% of last year, and $19,477,000, 79% of last year, respectively. The lower tax expense reflects the reduced pre-tax income, and a marginally higher effective tax rate during the first quarter of fiscal 1994, which reflected the inclusion of the retroactive U.S. Federal tax increase and its effect on deferred taxes.


                              FINANCIAL CONDITION

Worldwide credit facilities in place at December 31, 1994 aggregated $195,522,000 of which $160,950,000 was available, but unused. The Company expects to borrow and repay up to $10,000,000 from these credit facilities over the next twelve months, primarily for working capital purposes. On December 22, 1994, the Company received commitments to finance a new five year $300,000,000 unsecured revolving credit facility. This new credit facility contains lower costs and certain covenants which are no more restrictive than the current credit facility which it will replace. During the second quarter the Company also increased the amount of accounts receivable sold under its securitization program from $40,000,000 to $55,000,000 (see Note 3).

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


               REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

First Brands' independent certified public accountants have made a limited review of the financial information furnished herein in accordance with standards established by the American Institute of Certified Public Accountants. The Independent Accountants' Report is presented on Page 14 of this report.

                        Independent Accountants' Report




The Board of Directors
First Brands Corporation:

We have reviewed the consolidated condensed balance sheet of First Brands Corporation and subsidiaries as of December 31, 1994, and the related consolidated condensed statements of income for the three and six month periods ended December 31, 1994 and 1993 and the consolidated condensed statements of cash flows for the six month periods ended December 31, 1994 and 1993, and the consolidated condensed statement of stockholders' equity for the six month period ended December 31, 1994. These financial statements are the responsibility of the Company's management.

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


                                               /s/ KPMG Peat Marwick LLP
                                                 KPMG Peat Marwick LLP


New York, New York
February 2, 1995

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings

The Federal Trade Commission (FTC) staff is conducting an investigation that alleges that certain advertising claims for STP Engine Treatment violate a 1976 cease and desist order regarding STP advertising. The Company does not believe that it is subject to that order or that it made the alleged claims. However, the FTC staff has proposed a settlement which would involve a penalty payment, an injunction against further allegedly false claims and corrective advertising. The Company does not believe that any such settlement would have a material effect upon the Corporation.


Item 2. Changes in Securities

None.


Item 3. Defaults Upon Senior Securities

None.


Item 4. Submission of Matters to a Vote of Security Holders

Submitted at the Annual Meeting of Stockholders, October 28, 1994:

       1. Election of four Directors, each to serve for a three-year term expiring on the date of the Annual Meeting of Stockholders in 1997 and until his successor is elected and qualified:


                                                                Abstentions and
         Name                          For           Withheld  Broker Non-Votes
         ----                          ---           --------  ----------------

      James R. Maher .............   18,114,378      100,063            0

      Dwight C. Minton ...........   18,114,747       99,694            0

      William V. Stephenson ......   18,114,736       99,705            0

      Robert G. Tobin ............   18,114,747       99,694            0





       2. Ratification of selection by the Board of Directors of KPMG Peat Marwick LLP as independent auditors:

                                                                Abstentions and
                                       For           Withheld  Broker Non-Votes
                                       ---           --------  ----------------

                                     18,113,758       17,942       82,741





Item 5. Other Information


None.

Item 6. Exhibits and Reports on Form 8-K

A. Exhibit Index:


Exhibit
Number                        Description of Exhibit
- ------                        ----------------------

10.1  (a) --Amended and Restated  Credit  Agreement,  dated as of September  20,
            1991, among the Company, Manufacturers Hanover Trust Company, as Agent, and Several Lenders parties thereto. Incorporated by reference to Exhibit 10.1 to Form S-1 filed by the Registrant on February 7, 1992.

      (b) --Commitment Transfer Supplement thereto, dated as of October 28, 1991. Incorporated by reference to Exhibit 10.1(b) to Form 10-K filed by the Registrant on September 25, 1992.

      (c) --Amendment and Consent thereto, dated as of February 25, 1992. Incorporated by reference to Exhibit 10.1(c) to Form 10-K filed by the Registrant on September 25, 1992.

      (d) --Second Amendment and Consent thereto, dated as of May 18, 1992. Incorporated by reference to Exhibit 10.1(d) to Form 10-K filed by the Registrant on September 25, 1992.

      (e) --Third Amendment thereto, dated as of November 5, 1992. Incorporated by reference to Exhibit 10.1(e) to Form 10-K filed by the Registrant on September 28, 1993.

      (f) --Commitment Transfer Supplement thereto, dated as of May 26, 1993. Incorporated by reference to Exhibit 10.1(f) to Form 10-K filed by the Registrant on September 28, 1993.

      (g) --Fourth Amendment thereto, dated as of June 2, 1994.

10.2  (a) --Leasing  Agreement  between the Company and Citicorp  North America,
            Inc., relating to its Glad Plastic Bag and Wrap facility in Cartersville, Georgia, dated as of November 16, 1993. Incorporated by reference to Exhibit 10.2 to Form 10-Q for Quarter ended December 31, 1993, filed by the Registrant on February 14, 1994.

      (b) --Rider No. 1 thereto, dated as of December 1, 1993.

      (c) --Rider No. 2 thereto, dated as of May 11, 1994.

10.3      --Equipment Lease Agreement  between the Company and PNC Leasing Corp, relating to its Glad Plastic Bag and Wrap facility in Rogers, Arkansas, dated as of October 15, 1993. Incorporated by reference to
            Exhibit 10.6 to Form 10-Q for Quarter ended December 31, 1993, filed by the Registrant on February 14, 1994.

10.4      --Purchase  Agreement,  dated as of  December  23,  1991,  between the
            Company and Pitney Bowes Credit Corporation, relating to the sale and leaseback of equipment at the Company's GLAD Plastic Wrap and Bag facility in Rogers, Arkansas. Incorporated by reference to
            Exhibit  10.8 to Form S-1 filed by the  Registrant  on  February  7,
            1992.

10.5  (a)*--Agreement  dated  December  23, 1994  between the Company and Pitney
            Bowes Credit Corporation ("Pitney Bowes") to the exercise by the Company of an Early Purchase Option with regard to certain equipment at the Company's GLAD Plastic Wrap and Bag facility at Rogers, Arkansas. This equipment was subject to the Equipment Lease Agreement (the "Lease") dated as of December 23, 1991 between Pitney Bowes and the Company; the Lease was previously filed as and incorporated by reference to Exhibit 10.9 to Form S-1 filed by Registrant on February 7, 1992.

      (b)*--Bill of Sale by Pitney Bowes dated December 23, 1994 for certain equipment repurchased by the Company pursuant to the Company's exercise of the Early Purchase Option provided for in the Lease.

10.6      --Purchase  Agreement,  dated as of June 25, 1992, between the Company and Nationsbanc Leasing Corporation of Georgia, relating to the sale and leaseback of certain equipment at the Company's GLAD plastic wrap and bag facility in Amherst, Virginia. Incorporated by reference to Exhibit 10.13 to form 10-K filed by the Registrant on September 25, 1992.

10.7  (a) --Equipment Lease  Agreement,  dated as of June 25, 1992,  between the
            Company and Nationsbanc Leasing Corporation of Georgia, relating to the sale and leaseback of certain equipment at the Company's GLAD plastic wrap and bag facility in Amherst, Virginia. Incorporated by reference to Exhibit 10.14 to form 10-K filed by the Registrant on September 25, 1992.

      (b) --First Amendment thereto, dated as of March 30, 1993. Incorporated by reference to Exhibit 10.15(b) to Form 10-K filed by the Registrant on September 28, 1993.

10.8      --Purchase  Agreement,  dated as of June 25, 1993, between the Company and Nationsbanc Leasing Corporation, relating to the sale and leaseback of certain equipment at the Company's GLAD plastic wrap and bag facility in Amherst, Virginia. Incorporated by reference to
            Exhibit 10.16 to Form 10-K filed by the Registrant on September 28, 1993.


10.9      --Equipment Lease  Agreement,  dated as of June 25, 1993,  between the
            Company and Nationsbanc Leasing Corporation, relating to the sale and leaseback of certain equipment at the Company's GLAD plastic wrap and bag facility in Amherst, Virginia. Incorporated by reference to Exhibit 10.17 to Form 10-K filed by the Registrant on September 29, 1993.

10.10 (a) --Sales  Agreement,  dated as of January 1, 1989 between Union Carbide
            Chemicals & Plastics Company, Inc. (formerly Union Carbide Corporation) and the Company, (confidential treatment has been granted with respect to certain portions of the Sales Agreement; such portions were omitted and filed separately with the Securities and Exchange Commission). Incorporated by reference to Exhibit 10.22(b) to Form 10-K filed by the Registrant on September 19, 1989.


      (b) --Sales Agreement, dated March 1, 1991, between Union Carbide Chemicals and Plastics Company Inc. and the Company, (confidential treatment has been granted with respect to certain portions of the Sales Agreement, such portions were omitted and filed separately with the Securities and Exchange Commission). Incorporated by reference to Post-Effective Amendment No. 1 to Form S-1 filed by the Registrant on June 12, 1991.


10.11 (a) --Subordinated Notes Registration  Rights Agreement,  dated as of July
            1,  1986,  between  the  Company  and  Metropolitan  Life  Insurance
            Company, the current Note holder ("Metropolitan"), relating to the 13.25% Subordinated Note due 2001 (the "Note"). Incorporated by reference to Exhibit 10(xii) to form S-1 filed by the Registrant on July 15, 1986.

      (b)*--Agreement between the Company and Metropolitan dated December 29, 1994, for the purchase of the Note, outstanding in the principle amount of $45,000,000, by the Company on January 4, 1995.


10.12     --Underwriting  Agreement among the Company,  certain stockholders and
            The First Boston Corporation and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated as representatives of the Several Underwriters, relating to 8,400,000 shares of Common Stock of the Company. Incorporated by reference to Exhibit 1.1 to Form S-1 filed by the Registrant on March 5, 1991.


10.13     --Subscription  Agreement among the Company,  certain stockholders and
            Credit Suisse First Boston Limited and Merrill Lynch International Limited as Managers, relating to 2,110,000 shares of Common Stock of the Company. Incorporated by reference to Exhibit 1.2 to Form S-1 filed by the Registrant on March 5, 1991.


10.14     --Underwriting  Agreement,  dated as of February 26, 1992, between the
            Company and The First Boston Corporation, relating to $100,000,000 in 9 1/8% Senior Subordinated Notes due 1999. Incorporated by reference to Exhibit 10.19 to form 10-K filed by the Registrant on September 25, 1992.

10.15 (a) --Pooling and Servicing  Agreement,  dated as of May 21, 1992, between the Company, First Brands Funding Inc and Chemical Bank, as Trustee, relating to First Brands Funding Master Trust trade receivables-backed financing. Incorporated by reference to Exhibit 10.20(a) to form 10-K filed by the Registrant on September 25, 1992.

      (b) --Variable Funding Supplement thereto, dated as of May 21, 1992. Incorporated by reference to Exhibit 10.20(b) to form 10-K filed by the Registrant on September 25, 1992.


      (c) --Amendment No. 1 thereto, dated as of December 22, 1993. Incorporated by reference to Exhibit 10.18(c) to Form 10-Q for Quarter ended December 31, 1993, filed by the Registrant on February 14, 1994.


10.16     --Asset Purchase and Sale Agreement, dated as of May 21, 1992, between the Company and First Brands Funding Inc, relating to First Brands Funding Master Trust trade receivables-backed financing. Incorporated by reference to Exhibit 10.21 to form 10-K filed by the Registrant on September 25, 1992.


10.17     --Asset Purchase and Sale Agreement, dated as of May 21, 1992, between the Company and Himolene Incorporated, relating to First Brands Funding Master Trust trade receivables-backed financing. Incorporated by reference to Exhibit 10.22 to form 10-K filed by the Registrant on September 25, 1992.


10.18     --Amended and Restated Letter of Credit Reimbursement Agreement, dated as of December 2, 1993, between the Company, First Brands Funding Inc, Westdeutsche Landesbank Girozentrale, The Long-Term Credit Bank of Japan, Limited, and First Brands Funding Master Trust, amending and restating the Letter of Credit Reimbrusement Agreement, dated as of May 21, 1992, relating to First Brands Funding Master Trust trade receivables-backed financing. Incorporated by reference to Exhibit
            10.21 to Form 10-Q for Quarter ended December 31, 1993, filed by the Registrant on February 14, 1994.

10.19     --Amended  Long-Term  Incentive  Plan.  Incorporated  by  reference to
            Exhibit 10.34 to Form 10-K filed by the Registrant on September 12, 1990.


10.20     --First Brands Corporation 1994 Performance Stock Option and Incentive
            Plan. Incorporated by reference to Exhibit A to the Definitive Proxy Statement for Annual Meeting of Stockholders, filed by the Registrant on September 28, 1993.


10.21 (a) --Purchase and Sale Agreement,  dated as of June 30, 1994, between the
            Registrant and Vestar/Freeze Holdings Corporation and Vestar Equity Partners, L.P., relating to the sale by the Registrant of its businesses of developing, manufacturing, marketing, selling and/or distributing automotive antifreeze, cooling system tools, cooling system chemicals for cleaning and sealing leaks in automotive cooling systems, ice fighting products, PRESTONE brake fluid products, PRESTONE power steering fluid products, and PRESTONE transmission stop-leak fluid products, and antifreeze recycling business. Incorporated by reference to Exhibit 2.1 to Form 8-K filed by the Registrant on September 12, 1994.


      (b) --Amendment No. 1 thereto, dated as of August 25, 1994. Incorporated by reference to Exhibit 2.2 to Form 8-K filed by the Registrant on September 12, 1994.


11*       --Computation of Net Income Per Comman Share


15*       --Accountants' Acknowledgment


27*       --Financial Data Schedule


- ------------

* Filed herewith


B. Reports on Form 8-K

None.

                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              FIRST BRANDS CORPORATION
                                                    (Registrant)


Date:  February 9th, 1995                             By: /s/ DONALD A. DESANTIS
                                                         ------------------
                                                         Donald A. DeSantis
                                                         Senior Vice President,
                                                         Chief Financial Officer
                                                         and Treasurer
                                                         (Principal Accounting
                                                         and Duly Authorized
                                                         Officer)