Form 10-Q
period 1995-03-31
FIRST BRANDS CORP
filed 1995-05-12
CIK 797320

                                        SECURITIES AND EXCHANGE COMMISSION
                                              WASHINGTON, D.C. 20549

                                                     FORM 10-Q

                                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                                        THE SECURITIES EXCHANGE ACT OF 1934


FOR QUARTER ENDED MARCH 31, 1995                          COMMISSION FILE NUMBER
                  --------------
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

                                 YES  X                    NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                           CLASS                   Outstanding at March, 31 1995

                  ----------------------------     -----------------------------
                  Common Stock, $.01 par value                 22,067,503 shares

                                             FIRST BRANDS CORPORATION

                                                INDEX TO FORM 10-Q

                                                                                                      PAGE
                                                                                                      ----
PART I - FINANCIAL INFORMATION
- ------------------------------

Item 1.  Financial Statements

Consolidated Condensed Statements of Income
 For the Three Month Periods
 Ended March 31, 1995 and 1994.........................................................                  3

Consolidated Condensed Statements of Income
 For the Nine Month Periods
 Ended March 31, 1995 and 1994.........................................................                  4

Consolidated Condensed Balance Sheets -
 March 31, 1995 and June 30, 1994......................................................                  5

Consolidated Condensed Statement of Stockholders'
 Equity - For the Nine Month Period
 Ended March 31, 1995..................................................................                  6

Consolidated Condensed Statements of Cash
 Flows - For the Nine Month Periods
 Ended March 31, 1995 and 1994.........................................................                  7

Notes to Consolidated Condensed Financial
 Statements............................................................................               8-10

Item 2.   Management's Discussion and Analysis
 of Results of Operations and Financial Condition......................................              11-13

Independent Accountants' Report........................................................                 14


PART II - OTHER INFORMATION
- ---------------------------

Item 1. Legal Proceedings..............................................................                 15

Items 2 - 6............................................................................              15-18

SIGNATURE..............................................................................                 19
- ---------





                                                        -2-


                                             FIRST BRANDS CORPORATION
                                    CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                                    (UNAUDITED)


                                                                    THREE MONTHS                 THREE MONTHS
                                                                        ENDED                        ENDED
                                                                      MARCH 31,                    MARCH 31,
                                                                        1995                         1994
                                                                        ----                         ----
(in thousands - except per share amounts)

Net sales...................................................          $  247,932                      $  244,364

  Cost of goods sold........................................             155,553                         152,984

  Selling, general and
   administrative expenses..................................              57,918                          60,311

  Amortization and other depreciation.......................               4,173                           4,976

  Interest expense and amortization of debt discount
    and expense.............................................               4,453                           5,536

  Discount on sale of receivables...........................               1,007                           1,035

  Other income (expense), net...............................                (250)                            (15)
                                                                       ---------                        --------

Income before provision for income taxes....................              24,578                          19,507

Provision for income taxes..................................              10,324                           8,120
                                                                       ---------                        --------

Net income..................................................           $  14,254                        $ 11,387
                                                                       ---------                        --------
                                                                       ---------                        --------

Net income per common share and common
  equivalent share (Note 6).................................             $  0.67                         $  0.51
                                                                         -------                         -------
                                                                         -------                         -------

Weighted average common and common
  equivalent shares outstanding (Note 6)....................              21,175                          22,251
                                                                        --------                        --------
                                                                        --------                        --------





          SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                                             FIRST BRANDS CORPORATION
                                    CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                                    (UNAUDITED)



                                                                     NINE MONTHS                  NINE MONTHS
                                                                        ENDED                        ENDED
                                                                      MARCH 31,                    MARCH 31,
                                                                        1995                         1994
                                                                        ----                         ----
(in thousands - except per share amounts)

Net sales...................................................          $  745,107                      $  794,570

  Cost of goods sold........................................             460,160                         492,764

  Selling, general and
   administrative expenses..................................             184,257                         188,763

  Amortization and other depreciation.......................              12,291                          15,588

  Interest expense and amortization of debt discount
    and expense.............................................              13,993                          17,306

  Discount on sale of receivables...........................               2,943                           3,059

  Other income (expense), net...............................                (492)                          (303)
                                                                       ---------                       --------

Income before provision for income taxes
  and extraordinary loss....................................              70,971                          76,787

Provision for income taxes..................................              29,801                          32,636
                                                                       ---------                        --------

Income before extraordinary loss............................              41,170                          44,151

Extraordinary loss relating to the repurchase
  of subordinated note, net of taxes........................              (4,493)                          --
                                                                       ---------                       ---------
Net income..................................................           $  36,677                       $  44,151
                                                                          ------                          ------
                                                                          ------                          ------


Net income per common share and common equivalent share (Note 6):
    Income before extraordinary loss........................              $ 1.91                          $ 1.99
    Extraordinary loss.....................................                 (.21)                           -
                                                                          ------                          ------
    Net income..............................................              $ 1.70                          $ 1.99
                                                                          ------                          ------
                                                                          ------                          ------


Weighted average common and common
  equivalent shares outstanding (Note 6)....................              21,554                          22,138
                                                                          ------                          ------
                                                                          ------                          ------




          SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                                             FIRST BRANDS CORPORATION
                                       CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                          MARCH 31,                    JUNE 30,
(in thousands)                                                              1995                         1994
                                                                    -------------------              -----------
                                                                        (UNAUDITED)
ASSETS:
Cash and cash equivalents.......................................         $    15,329                  $   13,384
Accounts and notes receivable - net.............................              89,369                      89,769
Inventories.....................................................             161,544                     155,737
Deferred tax assets.............................................              35,366                      26,239
Prepaid expenses................................................               4,583                       5,756
                                                                          ----------                   ---------
  Total current assets..........................................             306,191                     290,885

Property, plant and equipment (net of accumulated
  depreciation of $87,615 and $87,584)..........................             272,822                     266,357
Patents, trademarks, proprietary technology
  and other intangibles (net of accumulated
  amortization of $168,462 and $193,429)........................             201,972                     232,666
Deferred charges and other assets (net of
  accumulated amortization of $49,749 and $48,479)..............              29,575                      24,077
                                                                          ----------                  ----------
          Total assets..........................................           $ 810,560                   $ 813,985
                                                                          ----------                  ----------
                                                                          ----------                  ----------

LIABILITIES AND STOCKHOLDERS' EQUITY:
Notes payable...................................................         $     8,382                 $       156
Current maturities of long-term debt............................                  48                          48
Accrued income and other taxes..................................              29,814                      35,640
Accounts payable................................................              43,420                      60,510
Accrued liabilities.............................................             117,688                     141,753
                                                                           ---------                  ----------
     Total current liabilities..................................             199,352                     238,107

Long-term debt..................................................             184,554                     153,430
Deferred taxes payable..........................................              59,078                      44,177
Deferred gain on sale of assets.................................               2,989                       5,393
Other long-term obligations.....................................              13,125                      12,148

STOCKHOLDERS' EQUITY
Preferred stock, $1 par value, 10,000,000
  shares authorized; none issued................................                  -                           -
Common stock, $0.01 par value,
  50,000,000 shares authorized; issued
  22,067,503 shares at March 31, 1995
  and 22,005,656 shares at June 30, 1994........................                 221                         220
Capital in excess of par value..................................             118,479                     117,085
Cumulative foreign currency translation adjustment..............              (8,002)                     (4,542)
Common stock in treasury, at cost; 1,147,100 shares.............             (37,958)                          -
Retained earnings...............................................             278,722                     247,967
                                                                          ----------                  ----------
     Total stockholders' equity.................................             351,462                     360,730
                                                                          ----------                  ----------
          Total liabilities and stockholders' equity............           $ 810,560                   $ 813,985
                                                                          ----------                  ----------
                                                                          ----------                  ----------

          SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                                        FIRST BRANDS CORPORATION
                        CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                             FOR THE NINE MONTH PERIOD ENDED MARCH 31, 1995
                                               (UNAUDITED)







                                                          Cumulative
                                              Capital       Foreign
                                 Common      in Excess     Currency
                                  Stock       of Par      Translation    Treasury         Retained
(in thousands)                  Par Value      Value      Adjustment       Stock          Earnings        Total
                                ---------    ---------    -----------    ---------        --------        -----
Balance as of
 June 30, 1994 ..............    $ 220      $ 117,085      $ (4,542)          -         $ 247,967       $ 360,730

Exercise of
 Stock Options...............        1          1,394          -              -               -             1,395

Common Stock
 Dividends...................       -             -            -              -            (5,922)         (5,922)

Purchase of
 Treasury Stock..............       -             -            -           (37,958)           -           (37,958)

Net Income...................       -             -            -              -            36,677          36,677

Foreign Currency
 Translation Adjustment......       -             -           (3,460)         -               -            (3,460)
                                ------   ------------      ---------  -------------  ------------      -----------

Balance as of
 March 31, 1995..............    $ 221      $ 118,479      $ (8,002)     $ (37,958)     $ 278,722       $ 351,462
                                ------   ------------      ---------  -------------  ------------      -----------
                                ------   ------------      ---------  -------------  ------------      -----------


          SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                                            FIRST BRANDS CORPORATION
                                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                   (UNAUDITED)

                                                                         NINE MONTHS               NINE MONTHS
                                                                            ENDED                     ENDED
                                                                          MARCH 31,                 MARCH 31,
  (in thousands)                                                            1995                       1994
                                                                      ------------------          -------------
Cash flows from operating activities:
  Net income...................................................          $  36,677                 $ 44,151
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization..............................             30,976                   31,227
    Deferred income taxes......................................              5,826                   12,833
    Loss on repurchase of subordinated note....................              7,463                      -
    Gain on sale of antifreeze and car care business...........             (4,202)                     -

  Change in certain non-cash  current assets and  liabilities:
  Net of effect of businesses sold and acquired:
       Decrease in accounts receivable.........................              5,785                   19,099
       (Increase) Decrease in inventories......................            (32,848)                  15,412
       Decrease in prepaid expenses............................              1,348                    1,280
       (Decrease) in accrued income and other taxes............             (5,859)                    (752)
       (Decrease) in accounts payable..........................             (7,202)                 (52,420)
       (Decrease) in accrued liabilities.......................             (7,304)                 (12,187)
    Net change in current assets and current liabilities
     of businesses sold........................................            (20,991)                     -
  Other changes................................................             (2,919)                    (304)
                                                                          ---------               ----------
      Total adjustments........................................            (29,927)                  14,188
                                                                          ---------               ----------
Net cash provided by operating activities......................              6,750                   58,339
                                                                          ---------               ----------

Cash flows from investing activities:
   Capital expenditures........................................            (26,048)                (21,778)
   Acquisition of leased assets................................            (13,240)                     -
   Proceeds from sale of antifreeze/coolant and car
     care business, net of note received.......................            142,000                      -
   Acquisition of business.....................................            (45,972)                     -
   Other.......................................................             (4,900)                     -
                                                                          ---------               ----------
Net cash provided (used) for investing activities..............             51,840                  (21,778)
                                                                          ---------               ----------

Cash flows from financing activities:
    Increase (Decrease) in revolving credit borrowings, net                 76,300                  (15,500)
    Increase in other borrowings, net..........................              8,050                    7,251
    (Decrease) in accounts receivable securitization, net......            (45,000)                     -
    Repurchase of subordinated notes...........................            (52,115)                     -
    Purchase of common stock for treasury......................            (37,958)                     -
    Repayment of term loan.....................................                -                    (23,569)
    Dividends paid.............................................             (5,922)                  (4,828)
                                                                          ---------               ----------
Net cash (used) for financing activities.......................            (56,645)                 (36,646)
                                                                          ---------               ----------

Net Increase (Decrease) in cash and cash equivalents...........              1,945                      (85)

Cash and cash equivalents at beginning of period...............             13,384                  11,672
                                                                          ---------               ----------

Cash and cash equivalents at end of period.....................           $ 15,329                 $  11,587
                                                                          ---------               ----------
                                                                          ---------               ----------

          SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                              FIRST BRANDS CORPORATION
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated condensed financial statements include all adjustments (all of which were of a normal recurring nature) necessary to fairly present the results of operations for the interim periods. Certain prior year amounts have been reclassified to conform with the current year's presentation. All material intercompany transactions and balances have been eliminated. Due to the seasonal nature of some of its former product lines, primarily the PRESTONE antifreeze/coolant and car care business which was sold on August 26, 1994, the results of operations for the nine month period ended March 31, 1995 are not indicative of the results for a full year.

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

On August 26, 1994, the Company sold the PRESTONE antifreeze/coolant and car care business for $155,000,000 and received $142,000,000 in cash and a $13,000,000 7 1/2% subordinated debenture maturing in 2003, which for financial statement purposes has been valued at $9,000,000. The net assets of that business have been removed from the balance sheet, resulting in a pre-tax gain of $4,202,000 which was included in other income (expense), net, in the Consolidated Condensed Statement of Income. Sales from the PRESTONE business were $31,684,000 for the period ended August 25, 1994, and $25,786,000 and $153,031,000 for the quarter and nine months ended March 31, 1994, respectively.

 INVENTORIES

Inventories were comprised of:

                                                                        March 31,            June 30,
                                                                           1995                1994
                                                                        ---------           ---------
                                                                              (in thousands)
     Raw materials.............................................        $   26,992          $   24,666
     Work-in-process...........................................             6,021               5,844
     Finished goods............................................           128,531             125,227
                                                                        ---------           ---------
         Total.................................................         $ 161,544           $ 155,737
                                                                        ---------           ---------
                                                                        ---------           ---------


During the nine months ended March 31, 1995, the Company purchased with the Excel acquisition inventories valued at $2,804,000, and sold inventories totaling $36,490,000 with the divestiture of the PRESTONE business.

2.  LONG-TERM DEBT

First Brands had long-term debt outstanding as of March 31, 1995 and June 30, 1994 as follows:


                                                                         March 31,          June 30,
                                                                            1995              1994
                                                                        ---------          ---------
                                                                                  (in thousands)
Senior Debt:
     $300,000,000 Revolving Credit Facility, 5 year term
       expiring  December,  1999,  interest at prime rate,
       LIBOR plus .30% or CD  rate plus .425%; facility
       fee of .20%.............................................      $     80,000            $  3,700
     Other.....................................................             4,602               4,778
                                                                       ----------          ----------
                                                                           84,602               8,478
     Less: current maturities..................................               (48)                (48)
                                                                       ----------          ----------
         Senior Debt...........................................            84,554               8,430
                                                                       ----------          ----------

Subordinated Debt:
     9 1/8% Senior Subordinated Notes Due 1999.................           100,000             100,000
     13 1/4% Subordinated Notes Due 2001.......................              -                 45,000
                                                                        ---------          ----------
         Subordinated Debt.....................................           100,000             145,000
                                                                        ---------          ----------
             Total Long Term Debt..............................         $ 184,554           $ 153,430
                                                                        ---------           ---------
                                                                        ---------           ---------

On February 3, 1995, the Company entered into a new Revolving Credit Facility, increasing its' line of credit to $300,000,000. The new facility has no compensating balance requirements, however, it does contain certain restrictive covenants pertaining to the ratio of subordinated debt to equity, dividend payments and capital stock repurchases. These covenants are no more restrictive than covenants associated with the Company's previous credit facility.

The 9 1/8% Notes Indenture has restrictive covenants or limitations on the payment of dividends, the distribution of capital stock or the redeeming of capital stock, as well as limitations on Company and subsidiary debt and limitations on the sale of assets.

On December 29, 1994, the Company signed an agreement to repurchase, at a 15.8% premium, the $45,000,000 13 1/4% Subordinated Notes, this repurchase was completed on January 4, 1995. The premium and unamortized issuance costs, net of taxes, are reflected as an extraordinary loss in the Company's Consolidated Condensed Statement of Income.

First Brands was in compliance with all the covenants of all debt agreements at March 31, 1995.

3. ACCOUNTS RECEIVABLE

In May 1992, the Company entered into a $100,000,000 extendable three year agreement to sell fractional ownership interest, without recourse, in a defined pool of eligible trade accounts receivable. The terms of the current agreement have been extended while the Company negotiates for a new receivable program. It is expected that any receivable sale entered into will have provisions no more restrictive than the current receivable program. The fractional interest sold as of March 31, 1995 totalled $55,000,000, which is $45,000,000 less than at the beginning of the fiscal year. The amounts sold are reflected as a reduction in accounts receivable on the accompanying balance sheet and costs associated with this program are recorded on the Consolidated Condensed Statement of Income as discount on sale of receivables.

4.  NOTES PAYABLE

Notes payable at March 31, 1995 of $8,382,000 consisted of a $7,500,000 unsecured domestic line of credit and international subsidiaries' working capital borrowings with local lenders. The Company's international working capital credit facilities aggregated $19,225,000 at March 31, 1995 and are generally secured by the assets of the respective international subsidiary, with approximately $1,474,000 of the availability at one subsidiary being guaranteed by First Brands Corporation (U.S.).


5.  TAXES

The provision for income tax expense attributable to income before extraordinary loss for the three and nine months ended March 31, 1995 and 1994 consists of the following:


                                                          Three Months                    Nine Months
                                                              Ended                          Ended
                                                            March 31,                      March 31,
                                                      --------------------          ---------------------
                                                       1995          1994              1995          1994
                                                    ----------    ----------        ----------   --------
(in thousands)
       Current:
         Federal.............................        $ 6,609        $ 3,019        $ 17,638      $ 13,956
         State...............................          1,510            714           4,058         3,191
         Foreign.............................            594            794           2,279         2,656
                                                      ------         ------          ------        ------
             Total current...................          8,713          4,527          23,975        19,803
       Deferred:
         Federal.............................          1,373          2,998           4,919        10,776
         State...............................            292            685           1,055         2,317
         Foreign.............................            (54)           (90)           (148)         (260)
                                                     -------        -------        --------       -------
             Total deferred..................          1,611          3,593           5,826        12,833
                                                      ------         ------          ------       -------
                 Total Provision.............       $ 10,324        $ 8,120        $ 29,801      $ 32,636
                                                      ------         ------          ------       -------
                                                      ------         ------          ------       -------


6.  EARNINGS PER SHARE

Net income per share has been computed using the weighted average number of common shares and common share equivalents outstanding for the periods.

During the first quarter of Fiscal 1995 the Company paid to it's shareholders cash dividends of $ 0.08 cents per share and during the second and third quarters, the Company paid dividends of $ 0.10 cents per share.

                            FIRST BRANDS CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion and analysis of the consolidated results of operations for the three and nine month periods ended March 31, 1995 should be read in conjunction with the accompanying unaudited Consolidated Condensed Financial Statements and related Notes. The Company is primarily engaged in the development, manufacture, marketing and sale of branded and private label consumer products for the home and automotive markets. The Company's products which include "GLAD", "GLAD-LOCK" "STP", "SIMONIZ", "SCOOP AWAY", "EVER CLEAN" and "JONNY CAT" can be found in large mass merchandise stores, chain supermarkets and other retail outlets. The Company believes that the significant market positions occupied by its products are attributable to brand name recognition, comprehensive product offerings, continued product innovation, strong emphasis on vendor support and aggressive advertising and promotion.

The PRESTONE antifreeze/coolant and car care business was sold on August 26, 1994. Financial data below includes the operating information related to this business while it was still a part of the Company. Therefore, comparison of results of operations between the two time periods should take the effect of the divested business into consideration.

RESULTS OF OPERATIONS

The following table sets forth the percentages of net sales of the Company represented by the components of income and expense for the three and nine month periods ended March 31, 1995 and 1994.


                                                                  Three Months               Nine Months
                                                                      Ended                     Ended
                                                                    March 31,                 March 31,
                                                               -----------------        -------------------
                                                                1995         1994        1995         1994
                                                                ----         ----        ----         ----
    Net sales...........................................       100.0%       100.0%      100.0%       100.0%
    Cost of goods sold..................................        62.7         62.6        61.8         62.0
                                                               ------       ------      ------       -----
    Gross profit........................................        37.3         37.4        38.2         38.0
    Selling, general, and
      administrative expenses...........................        23.4         24.7        24.7         23.8
    Amortization and other depreciation.................         1.7          2.0         1.6          1.9
    Interest expense and amortization of debt
      discount and expense..............................         1.8          2.3         1.9          2.2
    Discount on sale of receivables.....................         0.4          0.4         0.4          0.4
    Other income (expense), net.........................        (0.1)         0.0        (0.1)         0.0
                                                               ------        -----      ------        ----
    Income before provision for income taxes and
     extraordinary loss..................................        9.9          8.0         9.5          9.7
    Provision for income taxes...........................        4.2          3.3         4.0          4.1
                                                                -----        -----       -----        ----
    Income before extraordinary loss.....................        5.7          4.7         5.5          5.6
    Extraordinary loss relating to the repurchase
      of subordinated notes, net of taxes................        0.0          0.0        (0.6)         0.0
                                                                ----         -----       ------       ----
    Net income...........................................        5.7%         4.7%        4.9%         5.6%
                                                                ----         -----       ------       ----
                                                                ----         -----       ------       ----

  QUARTER AND NINE MONTHS ENDED MARCH 31, 1995 COMPARED TO THE QUARTER AND
                    NINE MONTHS ENDED MARCH 31, 1994

First Brands' consolidated sales for the three month period ended March 31, 1995 were $247,932,000, 101% of last year's $244,364,000, bringing nine month revenues to $745,107,000 versus last year's $794,570,000. The nine month sales reduction reflects only eight weeks of sales during the first quarter of fiscal 1995 for the PRESTONE antifreeze/coolant and car care business ("the divested business") which was sold on August 26, 1994, compared to sales from the divested business for the nine month period of fiscal 1994. On a proforma basis (excluding sales from the divested business) fiscal 1995 third quarter sales were 13% above the prior year's comparable sales of $218,578,000. Proforma sales for the nine months were $713,423,000 versus $641,539,000 last year, an increase of 11%. During the quarter, plastic wrap and bag product sales increased 8%, due primarily to the strong performance of GLADLOCK products, automotive specialty and appearance products increased 6% and pet product sales were up 70%. Cat litter sales for the quarter were significantly ahead of the prior year's level due to the new JONNY CAT business, which was acquired on July 13, 1994. However, excluding the JONNY CAT sales, pet product revenues for the quarter increased 12%.

Cost of goods sold for the quarter was $155,553,000, 102% of last year's $152,984,000. Excluding the divested business, cost of goods sold for the quarter was 19% above the prior year's $131,007,000. Year to date, cost of goods sold was $460,160,000, 93% of last year's $492,764,000. On a proforma basis (excluding the divested business) cost of goods sold for the nine months was $438,992,000, 15% above the prior year's $381,459,000. Higher proforma costs for the three and nine month periods reflect the increased volumes and higher raw material costs.

Gross profit for the quarter of $92,379,000 (37.3% of sales) was 101% of last year's $91,380,000 (37.4% of sales). Year-to-date, gross profit of $284,947,000 (38.2% of sales) was 94% of last year's $301,806,000 (38.0% of sales). Excluding the divested business, the gross profit for the quarter was 106% of the prior year's $87,571,000 (40.1% of sales); and the gross profit for nine months was $274,431,000 (38.5% of sales), 106% of the prior year's $260,080,000 (40.5% of sales). The higher proforma gross profit for the quarter and nine months was due to increased sales volumes, while the lower gross margin reflected increased raw material costs and sales mix.

Selling, general and administrative expenses during the quarter of $57,918,000 (23.4% of sales), were 96% of last year's third quarter. Year-to-date, overhead expenses of $184,257,000 (24.7% of sales), were 98% of the comparable period last year. Excluding the divested business, which includes allocations of corporate overhead to such business, these expenses for the quarter were 103% of the prior year's $56,373,000 (25.8% of sales). Year-to-date expenses totalled $176,417,000 (24.7% of sales), 104% of the prior year's $169,684,000 (26.4% of sales). The major reason for the increase (for both the quarter and nine months) is higher selling expense related to the new JONNY CAT business, and increased marketing expenditures to support the continued growth of the SCOOP AWAY and EVER CLEAN business. This was partially offset by lower spending in the plastic wrap and bag and automotive specialty businesses, to counter the lower gross margin caused by increased raw material costs.

Amortization and other depreciation expense of $4,173,000 and $12,291,000, was 84% and 79% of the prior year's three and nine month periods, respectively. This reduction reflects lower amortization expense for fiscal 1995, as certain intangible assets were either sold to the divested business or were fully amortized during fiscal 1994, partially offset by slightly higher depreciation expense during fiscal 1994 due to the write-down of certain fixed assets. Interest expense of $4,453,000 and $13,993,000 for the three and nine month periods, respectively, was 80% and 81% of prior year levels due to lower debt levels. Discount on sale of receivables reflects the costs associated with the sale of a fractional ownership interest, without recourse, in a defined pool of the Company's eligible trade accounts receivable.

Year-to-date, the extraordinary loss of $4,493,000 or $0.21 per share reflects the premium paid and the write-off of unamortized debt issuance costs related to the December 29, 1994 agreement to repurchase $45,000,000 of the Company's Subordinated Notes.

The Company's provision for income taxes for the three and nine months was 10,324,000, 127% of last year, and $29,801,000, 91% of last year, respectively. The higher tax expense during the quarter reflects increased pre-tax income. Year-to-date, the lower tax expense reflects the reduced pre-tax income and a marginally higher effective tax rate during the first quarter of fiscal 1994, which reflected the inclusion of the retroactive U.S. Federal tax increase and its effect on deferred taxes.


                             FINANCIAL CONDITION

Worldwide credit facilities in place at March 31, 1995 aggregated $330,265,000 of which $240,843,000 was available, but unused. The Company expects to borrow and repay up to $10,000,000 from these credit facilities over the next twelve months, primarily for working capital purposes. On February 3, 1995, the Company entered into a new five year $300,000,000 unsecured revolving credit facility. This new credit facility contains lower costs and certain covenants which are no more restrictive than the credit facility which it replaced (see Note 2).

The Company's current forecast for the 1995 fiscal year reflects capital expenditures of approximately $47,000,000 (this is a $12,000,000 increase over the previously disclosed estimate, reflecting an accelerated plan for the acquisition of certain machinery and equipment, ), and fixed payments (interest, principal, discount on sale of receivables and lease payments) of approximately $45,000,000.

Based on the Company's ability to generate funds from operations and the availability of credit under its financing facilities, management believes it will have the funds necessary to meet all of its described financing requirements and all other financial obligations.


            REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

First Brands' independent certified public accountants have preformed a limited review of the financial information furnished herein in accordance with standards established by the American Institute of Certified Public Accountants. The Independent Accountants' Report is presented on Page 14 of this report.

                                          Independent Accountants' Report


The Board of Directors
First Brands Corporation:

We have reviewed the consolidated condensed balance sheet of First Brands Corporation and subsidiaries as of March 31, 1995, and the related consolidated condensed statements of income for the three and nine month periods ended March 31, 1995 and 1994 and the consolidated condensed statements of cash flows for the nine month periods ended March 31, 1995 and 1994, and the consolidated condensed statement of stockholders' equity for the nine month period ended March 31, 1995. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of First Brands Corporation and subsidiaries as of June 30, 1994, and the related consolidated statement of income, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated August 9, 1994 (except as to Note 19, which is as of August 26, 1994), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of June 30, 1994, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                         /s/ KPMG Peat Marwick LLP

                             KPMG Peat Marwick LLP


New York, New York
May 2, 1995

                                            PART II - OTHER INFORMATION



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


Item 3.                  Defaults Upon Senior Securities
                         None.


Item 4.                  Submission of Matters to a Vote of Security Holders
                         None.


Item 5.                  Other Information
                         None.

Item 6.                  Exhibits and Reports on Form 8-K

                           A. Exhibit Index:



Exhibit
Number                        Description of Exhibit
- -------                       ----------------------


10.1*         -- Credit  Agreement,  dated as of  February  3,  1995,  among the
                 Company,  Chemical  Bank,  as Agent,  and The  Several  Lenders
                 Parties thereto.
10.2     (a)  -- Leasing  Agreement  between  the  Company  and  Citicorp  North
                 America,  Inc.,  relating  to its  Glad  Plastic  Bag and  Wrap facility in  Cartersville,  Georgia,  dated as of November  16,
                 1993.  Incorporated  by  reference to Exhibit 10.2 to Form 10-Q for Quarter ended December 31, 1993, filed by the Registrant on
                 February 14, 1994.
         (b)  -- Rider No. 1 thereto, dated as of December 1, 1993.
         (c)  -- Rider No. 2 thereto, dated as of May 11, 1994.
10.3          -- Equipment Lease  Agreement  between the Company and PNC Leasing
                 Corp, relating to its  Glad Plastic  Bag  and  Wrap facility in
                 Rogers, Arkansas, dated as of October 15, 1993. Incorporated by reference  to  Exhibit  10.6  to  Form  10-Q  for Quarter ended
                 December 31, 1993, filed by the Registrant on February 14,
                 1994.
10.4          -- Purchase Agreement, dated as of December 23, 1991, between  the
                 Company  and  Pitney  Bowes Credit Corporation, relating to the sale and leaseback of equipment  at the  Company's GLAD Plastic
                 Wrap and  Bag facility  in  Rogers,  Arkansas.  Incorporated by reference to  Exhibit 10.8  to Form S-1 filed by the Registrant on February 7, 1992.
10.5     (a)  -- Agreement  dated  December 23,  1994  between  the  Company and
                 Pitney   Bowes  Credit  Corporation  ("Pitney  Bowes")  to  the
                 exercise by the Company of an Early Purchase Option with regard to certain equipment at the Company's GLAD Plastic Wrap and Bag facility at Rogers, Arkansas. This equipment was subject to the
                 Equipment  Lease  Agreement  (the "Lease") dated as of December
                 23, 1991 between Pitney Bowes and the Company.  Incorporated by reference  to  Exhibit 10.5(a)  to  Form 10-Q for Quarter ended
                 December 31, 1994, filed by the Registrant on February 14, 1995.
         (b)  -- Bill  of  Sale  by Pitney  Bowes  dated  December  23, 1994 for certain  equipment  repurchased by the Company  pursuant to the
                 Company's exercise of the Early Purchase Option provided for in the Lease. Incorporated by reference to Exhibit 10.5(b) to Form
                 10-Q  for  Quarter  ended  December  31,  1994,  filed  by  the
                 Registrant on February 14, 1995.
10.6          -- Purchase  Agreement,  dated as  of  June 25, 1992,  between the
                 Company  and  Nationsbanc   Leasing  Corporation  of   Georgia,
                 relating to the  sale and leaseback of certain equipment at the
                 Company's  GLAD  plastic  wrap  and  bag  facility in  Amherst,
                 Virginia.  Incorporated  by  reference to Exhibit 10.13 to form
                 10-K filed by the Registrant on September 25, 1992.
10.7     (a)  -- Equipment  Lease   Agreement,   dated  as  of  June  25,  1992,
                 between the  Company and  Nationsbanc  Leasing  Corporation  of
                 Georgia,   relating  to  the  sale  and  leaseback  of  certain
                 equipment at the  Company's  GLAD plastic wrap and bag facility in Amherst,  Virginia.  Incorporated  by  reference  to Exhibit
                 10.14 to form 10-K filed by the  Registrant  on  September  25,
                 1992.
         (b)  -- First  Amendment  thereto,  dated   as  of   March   30,  1993.
                 Incorporated  by  reference  to Exhibit  10.15(b)  to Form 10-K filed by the Registrant on September 28, 1993.
10.8          -- Purchase  Agreement,  dated as of  June 25,  1993,  between the
                 Company and  Nationsbanc  Leasing  Corporation, relating to the sale and leaseback of certain  equipment at the  Company's GLAD plastic  wrap  and  bag  facility  in  Amherst,  Virginia.
                 Incorporated  by  reference to Exhibit 10.16 to Form 10-K filed by the Registrant on September 28, 1993.








10.9          -- Equipment Lease Agreement, dated as of  June 25, 1993,  between the Company and Nationsbanc  Leasing  Corporation,  relating to the sale  and  leaseback  of certain equipment at the Company's
                 GLAD  plastic  wrap and  bag  facility  in  Amherst,  Virginia.
                 Incorporated by reference to Exhibit 10.17  to  Form 10-K filed by the Registrant on September 29, 1993.
10.10   (a)   -- Sales Agreement,  dated  as of  January 1, 1989  between  Union
                 Carbide  Chemicals & Plastics  Company,  Inc.  (formerly  Union
                 Carbide Corporation) and the Company,  (confidential  treatment has been granted with respect to certain  portions of the Sales
                 Agreement; such portions were omitted and filed separately with
                 the  Securities  and  Exchange  Commission).   Incorporated  by
                 reference  to  Exhibit  10.22(b)  to  Form  10-K  filed  by the
                 Registrant on September 19, 1989.
         (b)  -- Sales  Agreement,  dated  March 1, 1991,  between Union Carbide
                 Chemicals  and   Plastics  Company  Inc.   and   the   Company,
                 (confidential  treatment  has  been  granted  with  respect  to certain  portions  of  the  Sales Agreement, such portions were omitted and filed separately  with the Securities and  Exchange
                 Commission).   Incorporated  by  reference  to   Post-Effective
                 Amendment No. 1 to Form S-1 filed by the Registrant on June 12,
                 1991.
10.11    (a)  -- Subordinated  Notes  Registration  Rights  Agreement,  dated as of July 1, 1986,  between  the Company  and  Metropolitan  Life
                 Insurance  Company,  the current Note holder  ("Metropolitan"), relating to the 13.25% Subordinated Note due 2001 (the "Note").
                 Incorporated  by reference to Exhibit 10(xii) to form S-1 filed by the Registrant on July 15, 1986.
         (b)  -- Agreement   between   the  Company  and   Metropolitan    dated
                 December 29, 1994, for the purchase of the Note, outstanding in the principle amount of $45,000,000,  by the Company on January
                 4, 1995.  Incorporated by reference to Exhibit 10.11(b) to Form
                 10-Q for   Quarter  ended  December  31,  1994,  filed  by  the
                 Registrant on February 14, 1995.
10.12         -- Underwriting Agreement among the Company,  certain stockholders and The  First  Boston  Corporation  and  Merrill  Lynch & Co.,
                 Merrill  Lynch,  Pierce,   Fenner  and  Smith  Incorporated  as
                 representatives  of  the  Several  Underwriters,   relating  to
                 8,400,000  shares of Common Stock of the Company.  Incorporated
                 by  reference   to  Exhibit  1.1  to  Form  S-1  filed  by  the
                 Registrant on March 5, 1991.
10.13        --  Subscription Agreement among the Company,  certain stockholders and Credit  Suisse  First  Boston  Limited  and  Merrill  Lynch
                 International Limited as Managers, relating to 2,110,000 shares of Common  Stock of the Company.  Incorporated  by reference to
                 Exhibit  1.2 to Form S-1  filed by the  Registrant  on March 5,
                 1991.
10.14         -- Underwriting Agreement,  dated as of February 26, 1992, between the  Company  and The First  Boston  Corporation,  relating  to
                 $100,000,000  in 9 1/8%  Senior  Subordinated  Notes  due 1999.
                 Incorporated  by reference to Exhibit  10.19 to form 10-K filed by the Registrant on September 25, 1992.
10.15   (a)   -- Pooling  and  Servicing  Agreement,  dated as of May 21,  1992, between the  Company,  First  Brands  Funding Inc and  Chemical
                 Bank, as Trustee, relating to First Brands Funding Master Trust trade receivables-backed  financing.  Incorporated by reference to Exhibit  10.20(a)  to form 10-K filed by the  Registrant  on
                 September 25, 1992.
        (b)   -- Variable Funding Supplement thereto,  dated as of May 21, 1992.
                 Incorporated  by  reference  to Exhibit  10.20(b)  to form 10-K filed by the Registrant on September 25, 1992.
        (c)   -- Amendment  No.  1  thereto,  dated  as of  December  22,  1993.
                 Incorporated by reference to Exhibit  10.18(c) to Form 10-Q for
                 Quarter  ended  December 31, 1993,  filed by the  Registrant on
                 February 14, 1994.
10.16        --  Asset  Purchase and Sale  Agreement,  dated as of May 21, 1992, between the Company and First Brands  Funding Inc,  relating to
                 First  Brands  Funding  Master  Trust trade  receivables-backed financing.  Incorporated  by reference to Exhibit 10.21 to form
                 10-K filed by the Registrant on September 25, 1992.
10.17        --  Asset  Purchase and Sale  Agreement,  dated as of May 21, 1992, between  the  Company and  Himolene  Incorporated,  relating to
                 First  Brands  Funding  Master  Trust trade  receivables-backed financing.  Incorporated  by reference to Exhibit 10.22 to form
                 10-K filed by the Registrant on September 25, 1992.







10.18        --  Amended and Restated Letter of Credit Reimbursement  Agreement,
                 dated as of December 2, 1993, between the Company, First Brands
                 Funding  Inc,   Westdeutsche   Landesbank   Girozentrale,   The
                 Long-Term  Credit  Bank of Japan,  Limited,  and  First  Brands
                 Funding  Master  Trust,  amending and  restating  the Letter of
                 Credit  Reimbrusement  Agreement,  dated  as of May  21,  1992,
                 relating   to  First   Brands   Funding   Master   Trust  trade
                 receivables-backed  financing.  Incorporated  by  reference  to
                 Exhibit 10.21 to Form 10-Q for Quarter ended December 31, 1993, filed by the Registrant on February 14, 1994.
10.19        --  Amended Long-Term Incentive Plan.  Incorporated by reference to
                 Exhibit 10.34 to Form 10-K filed by the Registrant on September
                 12, 1990.
10.20        --  First  Brands  Corporation  1994  Performance  Stock Option and
                 Incentive  Plan.  Incorporated by reference to Exhibit A to the
                 Definitive  Proxy Statement for Annual Meeting of Stockholders,
                 filed by the Registrant on September 28, 1993.
10.21 (a)     -- Purchase and Sale Agreement, dated as of June 30, 1994, between the  Registrant  and  Vestar/Freeze  Holdings  Corporation  and
                 Vestar  Equity  Partners,  L.P.,  relating  to the  sale by the
                 Registrant  of its  businesses  of  developing,  manufacturing, marketing,  selling and/or distributing  automotive antifreeze, cooling system tools, cooling system chemicals for cleaning and sealing  leaks in  automotive  cooling  systems,  ice  fighting
                 products,   PRESTONE  brake  fluid  products,   PRESTONE  power
                 steering fluid products,  and PRESTONE  transmission  stop-leak fluid products, and antifreeze recycling business. Incorporated by reference to Exhibit 2.1 to Form 8-K filed by the Registrant on September 12, 1994.
           (b)-- Amendment  No.  1  thereto,   dated  as  of  August  25,  1994.
                 Incorporated  by  reference to Exhibit 2.2 to Form 8-K filed by the Registrant on September 12, 1994.
11*           -- Computation of Net Income Per Common Share
15*           -- Accountants' Acknowledgment
27*           -- Financial Data Schedule

- ------------
* Filed herewith


           B. Reports on Form 8-K
                            None.






                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              FIRST BRANDS CORPORATION
                                                    (Registrant)



Date:  May 9th, 1995                                 By: Donald A. DeSantis
                                                         ------------------
                                                         Donald A. DeSantis
                                                         Senior Vice President,
                                                         Chief Financial Officer
                                                         and Treasurer
                                                         (Principal Accounting
                                                         and Duly Authorized
                                                         Officer)




                                      -19-


