Form 10-K405
period 1995-06-30
FIRST BRANDS CORP
filed 1995-09-26
CIK 797320

________________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-K405
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 1995           COMMISSION FILE NUMBER 33-7264

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

                                                                           NAME OF EACH EXCHANGE
                  TITLE OF EACH CLASS                                       ON WHICH REGISTERED
- --------------------------------------------------------  --------------------------------------------------------
                      Common Stock                                        New York Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K405 or any amendment to this Form 10-K405. [x]

     At September 1, 1995, the number of shares outstanding of the registrant's common stock was 20,973,064 (par value $.01), and the aggregate market value of the voting stock held by non-affiliates was $920,193,183.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Registrants Proxy Statement for the Annual Stockholders Meeting to be held October 27, 1995 is incorporated by reference for Part III

________________________________________________________________________________

                               TABLE OF CONTENTS

                                                                                                             PAGE
                                                                                                             ----
                                                     PART I

Item 1:    Business.......................................................................................     1
Item 2:    Properties.....................................................................................     5
Item 3:    Legal Proceedings..............................................................................     6
Item 4:    Submission of Matters to a Vote of Security Holders............................................     6

                                                     PART II

Item 5:    Market for Registrant's Common Equity and Related Stockholder Matters..........................     7
Item 6:    Selected Financial Data........................................................................     8
Item 7:    Management's Discussion and Analysis of Financial Condition and Results of Operations..........     9
Item 8:    Financial Statements and Supplementary Data....................................................    13
Item 9:    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........    13

                                                    PART III

Item 10:   Directors and Executive Officers of the Registrant.............................................    14
Item 11:   Executive Compensation.........................................................................    16
Item 12:   Security Ownership of Certain Beneficial Owners and Management.................................    16
Item 13:   Certain Relationships and Related Transactions.................................................    16

                                                     PART IV

Item 14:   Exhibits, Financial Statement Schedules, and Reports on Form 8-K...............................    17
Signatures................................................................................................    39

ITEM 1 -- BUSINESS

     First Brands Corporation ('First Brands' or 'the Company'), a Delaware corporation, was organized in March, 1986 to acquire the worldwide home and automotive products business (the 'Predecessor Business') of Union Carbide Corporation ('Union Carbide') in a leveraged buyout which was effective as of July 1, 1986. The Company is primarily engaged in the development, manufacture, marketing and sale of branded and private label consumer products for the household and automotive markets. The Company's products can be found in large merchandise and chain supermarkets and other retail outlets. The Company believes that the significant market positions occupied by its products are attributable to brand name recognition, a comprehensive offering of quality products, continued product innovation, strong emphasis on vendor support and aggressive advertising and promotion.

     Home products include the most complete line of branded plastic wrap, bags and drinking straws in the United States and Canada, which are sold under the GLAD (and related GLAD-LOCK) brands. Plastic bags are also sold in Canada under the SURTEC brand. Cat litter products are sold under the SCOOP AWAY, EVER CLEAN and JONNY CAT brands. Automotive performance and appearance products are sold under the STP brand, and various cleaners, polishes and waxes are sold under the SIMONIZ brand. Consumers have been purchasing products under the SIMONIZ, STP, GLAD, JONNY CAT and SCOOP AWAY brand names for over 84, 41, 32, 30 and 6 years, respectively.

     Through its subsidiary, Himolene Incorporated ('Himolene'), the Company is the leading producer in the United States of high molecular weight, high density polyethylene plastic trash can liners for the institutional and industrial markets.

     A&M Products, Inc. ('A&M'), a wholly owned subsidiary, manufactures and markets SCOOP AWAY and EVER CLEAN cat litter, the leading brands of clumping cat litter in the United States. On July 13, 1994, A&M acquired the cat litter and absorbent mineral assets of Excel Mineral Inc. and Excel International Inc. ('Excel'). The assets acquired from Excel included the JONNY CAT brand of cat care products.

     Effective May 1, 1995, the Company purchased 79% of the capital stock of Multifoil Holding (PLC) LTD, a South African manufacturer and marketer of plastic film products for consumers and the packaging industry. Subsequently, on July 20, 1995 the Company purchased an additional 3% of the outstanding capital stock.

     First Brands operates in foreign countries through subsidiaries in  Canada,
South   Africa,  England,  Spain,  Hong  Kong,   Mexico,  Puerto  Rico  and  the
Philippines.

     On August 26, 1994, the Company sold its PRESTONE antifreeze/coolant and car care business ('the Prestone Business') to Prestone Products Corporation, a company organized and controlled by Vestar Capital Partners, a private investment firm, for $142,000,000 in cash and a $13,000,000, 7 1/2% subordinated debenture maturing in 2003, which for financial statement purposes has been valued at $9,000,000.

     The Company was engaged in the automotive service market through the operation of its service centers which featured the STP, PRESTONE AND SIMONIZ brand products. After evaluating their performance, the Company decided to phase out these service centers. During fiscal 1995, the Company sold off all remaining assets of its automotive service centers.

     In general First Brands does not produce against a backlog of firm orders. Production is geared primarily to the level of incoming orders and to projections of future demand. Significant inventories of finished products, work-in-process and raw materials are maintained to meet delivery requirements of customers and First Brands production schedules.

     There is no significant seasonal fluctuation in sales of the Company's home, cat litter, institutional and industrial products. Sales of antifreeze/coolant were seasonal with sales concentrated in the first half of the Company's fiscal year due to increased consumer demand in the fall and winter months. Historically, sales of antifreeze/coolant during the first half of the fiscal year have represented more than 70% of the Company's annual antifreeze/coolant sales. However, antifreeze/coolant was the major part of the Prestone Business which, as noted above, was sold on August 26, 1994. With the exception of certain SIMONIZ products, for which sales tend to be higher in the second half of the Company's fiscal year, sales of the Company's other automotive products are generally constant throughout the year.

     The Company's products are sold directly to retailers and to wholesalers and can be found in large mass merchandise stores and chain supermarkets as well as other retail outlets, including automotive supply stores, grocery stores and price clubs. While the Company's sales are not dependent upon a single customer, the top 25 customers account for approximately 47% of total sales, and sales to its largest customer, the Wal-Mart Stores and Sams Wholesale Club stores, are approximately 12% of total sales.

     Sales to food outlets, which account for approximately 69% of domestic sales of plastic wrap and bags as well as cat litter, are handled through a network of brokers; sales to mass merchandisers are handled by First Brands' direct sales force. Sales of automotive products are primarily handled through First Brands' direct sales force and sold to mass merchandisers. Sales by Himolene to the institutional and industrial markets are handled by that subsidiary's direct sales force as well as through distributors. Sales of the Company's products in Canada are generally handled in the same manner as domestic sales. Other international sales are handled primarily through distributors.

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

     The Company currently purchases a substantial portion of its raw materials pursuant to long-term contracts with Union Carbide Corporation which is the Company's largest single supplier. These contracts are considered to be material to the business of the Company. The Company believes that it is also Union Carbide's largest customer for polyethylene resin, from which it produces plastic wrap and bags. The Company has a contract with Union Carbide for the purchase of a substantial portion of its polyethylene resin requirements through December 31, 1999. The Company had contracts with Union Carbide for the purchase of a substantial portion of the ethylene glycol requirements associated with the divested antifreeze business and had other long-term contracts with several other suppliers for substantially all of the remaining requirements for ethylene glycol. These ethylene glycol contracts were assigned to the purchasers of the Prestone Business. The Company also has contracts for the purchase of certain raw materials, including polyethylene resin, from other suppliers, and makes purchases on the open market as well. The pricing provisions in the Company's present supply contracts are designed to be responsive to market conditions and the cost of relevant raw materials.

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

     Most of the raw materials used by First Brands Home and Automotive businesses are petrochemical derivatives primarily produced from ethylene which in turn is largely produced from natural gas in the United States and Canada. Historically, petrochemical derivatives have been subject to price fluctuations due to various factors. There can be no assurances that future events will not precipitate price increases. The factors which will affect the cost of raw materials to the Company will generally affect competitors' raw material costs as well. However, because several of the Company's major competitors are units of vertically integrated enterprises, they may be able to vary internal pricing arrangements in order to mitigate, in their end-product markets, adverse movements in raw materials prices and thereby enjoy a competitive advantage.

     Most other raw materials are generally available in the marketplace and First Brands believes that it has contracts and commitments, or a readily available source of supply, to meet its anticipated needs in all major product areas.

     First Brands currently employs approximately 4,200 persons worldwide, of which about 3,100 are in the United States. International employee headcount increased during the year, primarily due to the recently acquired South African subsidiary. The Company's employees are not unionized with the exception of approximately 550 hourly workers at one plastic wrap and bag plant who are represented by the United Paperworkers International Union ('UPI Union'), and a small number of our international employees. The contract with the UPI Union runs through November, 1999. The Company has not experienced any significant interruptions or curtailments of operations due to labor disputes, and considers its labor relations to be satisfactory.

     First Brands operates in highly competitive markets where success is dependent upon brand recognition, product innovation and performance, and price. In several instances, the competitors are larger, more integrated companies with greater financial resources than First Brands.

     The following table sets forth net sales by class of products for the fiscal years ended June 30, 1995, 1994 and 1993:

                           SALES BY CLASS OF PRODUCTS

                                                  1995                      1994                      1993
                                          ---------------------     ---------------------     ---------------------
                                           DOLLARS      PERCENT      DOLLARS      PERCENT      DOLLARS      PERCENT
                                          ----------    -------     ----------    -------     ----------    -------
                                                                   (DOLLARS IN THOUSANDS)

Plastic wrap and bags and related
  products.............................   $  645,674       62%      $  619,675       57%      $  607,274       58%
Pet products...........................      127,160       12           71,169        7           55,450        5
Automotive specialty and appearance
  products.............................      231,997       23          204,903       19          187,751       18
Antifreeze/Coolant and other car care
  products (sold August 26, 1994)......       31,684        3          190,573       17          191,382       19
                                          ----------    -------     ----------    -------     ----------    -------
                                          $1,036,515      100%      $1,086,320      100%      $1,041,857      100%
                                          ----------    -------     ----------    -------     ----------    -------
                                          ----------    -------     ----------    -------     ----------    -------

     Financial information relating to international and domestic operations and export sales are included in Note 14 to the Company's Consolidated Financial Statements.

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

     During fiscal 1995, 1994 and 1993, First Brands made expenditures of approximately $2,950,000, $3,259,000 and $2,110,000, respectively, for environmental compliance at its facilities, and currently estimates that it will make expenditures for environmental compliance of approximately $3,000,000 in fiscal 1996.

     The Company's Paulsboro, New Jersey facility is subject to an administrative consent order with the New Jersey Department of Environmental Protection and Energy which was entered into in connection with the purchase of such facility from Union Carbide pursuant to the requirements of the New Jersey Industrial Site Recovery Act. This order provides for soil and water testing, a cleanup plan and certain site cleanup; and a financial guarantee of compliance. The Company assumed these obligations from Union Carbide. Preliminary testing has been completed and a site clean-up plan has been submitted with the New Jersey Department of Environmental Protection and Energy. This plan has been conditionally accepted and is subject to continuing discussions. If this plan is accepted, it is projected that the compliance costs will be within the Company's estimates. However, there can be no assurance that the final costs will not exceed these estimated costs.

     As a result of the assumption of liabilities described below, the Company has a potential liability under Superfund or similar state law for investigation and cleanup costs at four sites. The United States

Environmental Protection Agency ('EPA') has notified over 100 companies at one site that the EPA considers the companies to be potentially responsible parties under Superfund. The second site is voluntarily being cleaned up by a group of companies, including First Brands, with no direct Federal or State environmental protection agency involvement. The Company, along with over 25 other companies has been made party to a suit by a landowner for contribution for ground water clean up costs at a third site. A former subsidiary of the Company has been named, along with many others, in lawsuits by certain potentially responsible parties seeking contributions for clean-up costs incurred by them at a fourth site. Currently, the Company cannot determine accurately its ultimate liability, if any, for investigation or cleanup costs at these four sites, although the Company believes that, based on the numerous potentially responsible parties at each site and the relatively small volume of waste sent to these sites by the Predecessor Business, its liability, if any, would be small and would not have a material adverse effect on the Company. Environmental expenditure estimates discussed above do not include costs resulting from such liabilities.

     Although the Company has assumed most environmental liabilities which relate to conditions existing or actions taken in connection with the Predecessor Business prior to April 21, 1986, the date of the acquisition agreement with Union Carbide in connection with the acquisition of the Predecessor Business, to the extent that the Company incurs such liabilities or liabilities which relate to compliance with any requirement of an environmental law or regulation which existed as of the date of the acquisition agreement, the Company will be entitled to indemnification from Union Carbide for 85% of such liabilities in excess of $10,000,000 (providing such liabilities are asserted and written notice of such assertion has been given to Union Carbide within three years of the effective closing date of July 1, 1986), up to aggregate expenditures by Union Carbide for such liabilities (and certain other liabilities specified in the acquisition agreement) of $75,000,000. Accordingly, the Company will bear the first $10,000,000 of such liabilities, 15% of such liabilities in excess of $10,000,000 until Union Carbide has expended $75,000,000 for such environmental liabilities and 100% thereafter. The Company has provided Union Carbide with written notice asserting certain potential liabilities within the three-year period. The Company will bear any such liabilities asserted following the three-year indemnification period. Management of the Company is not aware of any such liabilities which are material.

     Through research and development, management is committed to developing process technologies and new products which are critical to the Company's objective of providing high quality, innovative consumer products at costs which the Company believes are equal to or less than those of its competitors. The Company spent $4,941,000, $6,287,000 and $8,049,000 during fiscal 1995, 1994 and
1993, respectively, on research and development. Included in these figures were expenditures relating to the divested Prestone Business of $498,000, $2,142,000 and $3,269,000 for the fiscal years 1995, 1994 and 1993, respectively. In addition to state-of-the-art equipment and facilities, each of the home products and automotive businesses has its own Research and Development Director and research staff to focus on its business opportunities.

     Through the use of its high molecular weight, high density polyethylene technology, First Brands and Himolene produce stronger plastic bags with less raw material, resulting in a conservation of resources and a reduction of materials that eventually go into landfills.

     To enhance market share and facilitate growth, the Company continually strives for product innovations and improvements. In the home products business, the Company emphasizes improved product value, convenience and performance. During the last fiscal year, the Company increased its selection of GLAD-LOCK bulk packs, and implemented a national rollout of GLAD Trash Bags with Quick-Tie Flaps. The newly acquired JONNY CAT product line has been aggressively expanded during the year, with convenient new packaging, increased consumer value and expanded distribution. In the automotive business, the Company continues to offer new innovative products with the introduction of STP Oxygenated Gas Treatment, SON OF A GUN! Low Gloss Protectant, and SON OF A GUN! All Purpose Citrus Cleaner.

     The Company presently uses recycled plastic trimmings and scrap in its GLAD and STP manufacturing facilities. Packaging for all GLAD products are made with paperboard containing reclaimed material.

ITEM 2 -- PROPERTIES

     First Brands uses various owned or leased plants, technical facilities, warehouses, distribution centers and offices in the United States, Puerto Rico, Canada, South Africa, Hong Kong, China, Mexico, England, Spain and the Philippines. The Company's world headquarters is located in Danbury, Connecticut.

     First Brands believes current facilities, together with planned expenditures for normal maintenance, capacity and technological improvements, will provide adequate production capacity to meet expected demand for its products.

     Listed below are the principal manufacturing facilities operated by First Brands and its consolidated subsidiaries worldwide during fiscal 1995:

           LOCATION                    CITY                   PRINCIPAL PRODUCTS
- ------------------------------   ----------------  ----------------------------------------
Domestic
     Arkansas*                   Rogers            Plastic wrap and bags
     California                  Bell              Plastic bags
     California                  Wrens             Cat litter
     Georgia*                    Cartersville      Plastic wrap and bags
     Georgia                     Taft              Cat litter
     Illinois                    West Chicago      Plastic bags
     Kansas                      Spring Hill       Cat litter
     Mississippi                 Tupelo            Plastic bags
     New Jersey                  Paulsboro         Auto specialty products
     Ohio                        Painesville       Auto specialty products
     Vermont                     Rutland           Plastic bags
     Virginia*                   Amherst           Plastic wrap and bags
International
     Canada                      Orangeville       Plastic wrap and bags
     China                       Conghua           Plastic wrap and bags
     Hong Kong                   Kowloon           Plastic wrap and bags
     Philippines                 Manila            Auto specialty products
     South Africa                Lansdowne         Plastic film products
     South Africa                Babelegi          Plastic film products
     South Africa                Fort Jackson      Plastic film products

- ------------

* The Company has entered into several agreements for the sale and leaseback of certain production equipment at its domestic plastic wrap and bag facilities. The Company retained the ownership of the real property and certain personal property at each site but has leased such real property or granted easements appurtenant thereto for 10-year terms to the respective facility lessor at the Arkansas and Georgia plants who, in turn, has agreed to have the Company operate and maintain such real property and equipment facilities and has sublet such real property back to the Company during the term of each facility lease. These transactions were undertaken to reduce the Company's financing costs. Most Company-owned equipment at the Arkansas and Georgia facilities is subject to liens pursuant to the Sale/Leaseback Agreements. See Notes 8 and 9 to the Company's Consolidated Financial Statements.

                            ------------------------
     The West Chicago, Illinois and the Bell, California plants are leased facilities, with terms which expire between 1996 and 1999 and average annual rentals of approximately $160,000 each. The Hong Kong, China, South African and Philippines facilities are leased from third parties. The Hong Kong lease expires in 1996 and has an average annual rental of approximately $330,000; the Philippines lease expires in 1997 and has an average annual rental of approximately $95,000; the South African leases expire in 1999 and have a combined average annual rental of approximately $280,000. The Company along with its joint venture partners are currently constructing a facility, which it expects to complete in fiscal 1996, in Conghua, China. Currently, production in China is conducted at a facility which is rented on a monthly basis. All other production plants are owned by the Company or its wholly-owned subsidiaries.

     First Brands maintains research and development facilities for its home products and litter businesses in Willowbrook, Illinois, and for its automotive products in Danbury, Connecticut; both facilities are under long term leases expiring in 1998 and 1999, respectively. As part of the sale of the Prestone Business, the Company will obtain automotive laboratory services from Prestone at cost for up to two years. In addition, First Brands maintains numerous domestic and international administrative and sales offices and warehouses. The majority of these premises are either leased under relatively short-term leases or owned.

ITEM 3 -- LEGAL PROCEEDINGS

     Four actions, Olivo, et al. v. A.F. Technologies, Inc. et al., United States District Court, District of Massachusetts, Filed November 10, 1994; Malcolm Hickok, et al. v. A. F. Technologies et al., Hampden Superior Court, Filed May 17, 1995; Robert J. Gosart and Fluid Recycling Technology Services v.
A. F. Technologies et al., Middlesex Superior Court, Filed March 31, 1995; and Darren Lamothe and Tri-Clean Recycling, Inc. v. A. F. Technologies et al., United States District Court, District of Massachusetts, Filed May 18, 1995, were commenced by certain franchisees against A.F. Technologies, Inc. (AFT), the franchisor, First Brands Corporation, First Brands Properties Inc., Prestone Technology Systems, Inc., and Butler Corporation ('Defendants') for damages arising out of the AFT mobile recycling franchise business. First Brands Corporation and its wholly owned subsidiary, Prestone Technology Systems, sold recycling chemicals to the franchisees, and First Brands Properties licensed the 'Prestone' trademark to the franchisees. First Brands indemnified AFT against franchisee claims as a result of a prior settlement of claims asserted by First Brands and AFT against each other. First Brands indemnified Prestone Products Corporation against franchisee claims in connection with the sale of its Prestone business. The claims for damages in each of the four litigations are similar and assert that the Defendants: deliberately or recklessly made false representations and neglected to state material facts concerning mobile recycling technology; were negligent in their disclosures as to the business/technology; breached franchise agreements with the Plaintiffs; breached an implied covenant of good faith and fair dealing; breached a warranty covering the recycling equipment and chemicals; and engaged in unfair and deceptive trade practices, in violation of Massachusetts Law. Plaintiffs were seeking damages for the loss of Plaintiffs' investments and lost profits; treble damages; attorneys' fees and costs; and such other and further relief as the court deemed just.

     Although the Company believed that it had meritorious defenses to these actions and had filed Answers in each of the four actions and has denied all material allegations, in order to avoid prolonged litigation and accompanying expenses, costs and attorney fees, potential liability and the threat of treble damages, on September 19, 1995, the Company agreed to settle these cases for approximately $15.6 million. The Company believes that the liability involved in these cases is subject to insurance which is sufficient to cover the amount of the settlement. However, the various primary and excess carriers have not yet agreed to accept liability and the Company is proceeding with a suit against its carriers in Federal District Court in Connecticut.

     The Company has also commenced a suit against Butler Corporation claiming damages for Butler's alleged misrepresentations and negligence in Butler's disclosures to the Company and for franchisee claims which relate to the mobile recycling equipment and process technology developed by Butler Corporation. Butler Corporation has answered and counterclaimed in this suit and filed a cross claim in one of the franchisee actions for alleged negligence in providing chemical additives and misrepresentations concerning antifreeze recycling.

     In addition to the Mobile Recycling litigation mentioned above, the Company has been named as defendant in various claims arising as a normal part of its business. Based upon the facts available to date, management believes the Company has meritorious defenses to all these actions and that the ultimate resolution of these actions and claims will not have a material adverse effect on the Company's financial position or results of operations, after consideration of the previously mentioned charge.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     None

                                    PART II

ITEM 5 -- MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded on the New York, Philadelphia, Midwest and Pacific Stock Exchanges under the symbol 'FBR'. The following table sets forth the high and low sales price per share of the Common Stock during the fiscal periods indicated as reported by the NYSE and the dividend per share paid during such fiscal periods. The approximate number of holders of Common Stock of record as of June 30, 1995 was 517.

                                                                                              HIGH             LOW        DIVIDEND
                                                                                          -------------   -------------   --------

Fiscal 1994
     First Quarter.....................................................................   33              28 1/4             .06
     Second Quarter....................................................................   35 1/2          30 1/8             .08
     Third Quarter.....................................................................   37 3/8          33                 .08
     Fourth Quarter....................................................................   37 1/2          32 3/4             .08

Fiscal 1995
     First Quarter.....................................................................   36 3/4          31 1/2             .08
     Second Quarter....................................................................   35              32                 .10
     Third Quarter.....................................................................   38 1/8          32 3/4             .10
     Fourth Quarter....................................................................   43 5/8          36 3/4             .10

     The amount of cash dividends on common stock which may be paid by the Company is limited by the restrictions under its credit agreement. See Note 8 to the Company's Consolidated Financial Statements.

ITEM 6 -- SELECTED FINANCIAL DATA

                            SELECTED FINANCIAL DATA

     The following table includes selected financial data for the five years ended June 30, 1995 which are derived from and more fully described in the Consolidated Financial Statements and Notes.

                                                                                 YEARS ENDED(1)
                                                            --------------------------------------------------------
                                                            JUNE 30,    JUNE 30,    JUNE 30,    JUNE 30,    JUNE 30,
                                                              1995        1994        1993        1992        1991
                                                            --------    --------    --------    --------    --------
                                                                 (MILLIONS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

Net sales................................................   $1,036.5    $1,086.3    $1,041.9     $988.5     $1,073.0
Operating expenses(2)....................................      901.2       935.5       904.1      859.2        922.2
Amortization and other depreciation......................       16.5        20.3        19.1       22.4         27.5
Interest expense and amortization of debt discount and
  expense................................................       18.8        22.4        25.6       39.9         51.5
Discount on sale of receivables(3).......................        4.0         4.3         4.1         .6           --
Other income (expense), net(4)...........................      (21.2)       (0.1)        0.1       (0.1)         0.3
Income before extraordinary item(5)......................       43.2        60.1        52.7       39.2         42.7
Net income...............................................   $   38.7    $   60.1    $   52.7     $ 23.5     $   40.8
                                                            --------    --------    --------    --------    --------
Per common and common equivalent share(6)
     Income before extraordinary item....................   $   2.01    $   2.71    $   2.41     $ 1.79     $   1.97
     Net income..........................................   $   1.80    $   2.71    $   2.41     $ 1.07     $   1.88
                                                            --------    --------    --------    --------    --------
Cash dividends per common share..........................   $   0.38    $   0.30    $   0.19     $ 0.04     $   0.04
                                                            --------    --------    --------    --------    --------
Total assets.............................................   $  839.9    $  814.0    $  830.2     $856.1     $  834.1
Long-term debt (including current maturities)(7).........   $  167.2    $  153.5    $  231.3     $288.7     $  318.3

- ------------

(1) On August 26, 1994, the Company sold the Prestone antifreeze/coolant and car care business ('the Prestone business'), accordingly results for fiscal 1995 include only eight weeks of operations for the Prestone business. Fiscal 1995 results include the operations of the recently acquired JONNY CAT and Multifoil businesses for twelve and two months, respectively (See Note 15 to the Company's Consolidated Financial Statements). Financial data for fiscal years prior to June 30, 1993 have been restated to reflect the effect of changing the method of accounting for domestic inventories from the LIFO method to the FIFO method, and for the adoption of SFAS No. 109 'Accounting for Income Taxes'. Financial data includes the operations of A&M Products for twelve months for the fiscal years ended June 30, 1995, 1994 and 1993, and for one month for the fiscal year ended June 30, 1992.

(2) Operating expenses include a portion of depreciation expense.

(3) Relates to a program which began in May, 1992 for the sale of a fractional interest in accounts receivable (See Note 2 to the Company's Consolidated Financial Statements).

(4) Other income (expense), net, for the year ended June 30, 1995 includes a $20.4 million charge relating to the write off of assets and the costs associated with litigation settlements pertaining to the mobile recycling business in which the Company participated. Also included is the gain associated with the sale of the Prestone business and the loss on the disposal of the Company's automotive service centers (See Notes 1 and 13 to the Company's Consolidated Financial Statements).

(5) Income before extraordinary item excludes the premium and the write off of unamortized issuance costs related to the repurchase of subordinated debt, net of taxes, for the years ended June 30, 1995, 1992 and 1991 (See Note 8 to the Company's Consolidated Financial Statements).

(6) Net income per common share and common equivalent share has been computed using the weighted average number of common shares and common share equivalents outstanding for each period.

(7) Long-term debt excludes other long-term obligations and long-term operating lease commitments (See Notes 8 and 9 to the Company's Consolidated Financial Statements).

ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of the consolidated results of operations for the fiscal years ended June 30, 1995, 1994 and 1993 and the financial condition at June 30, 1995 should be read in conjunction with the Consolidated Financial Statements and Notes thereto of First Brands.

FISCAL YEAR ENDED JUNE 30, 1995 COMPARED TO FISCAL YEAR ENDED JUNE 30, 1994

     The following table sets forth the components of income and expense for the two years ended June 30, 1995, on a dollar and percentage basis.

                                                           JUNE 30, 1995                JUNE 30, 1994
                                                     -------------------------    -------------------------
                                                     IN THOUSANDS      PERCENT    IN THOUSANDS      PERCENT
                                                     ------------      -------    ------------      -------

Net sales.........................................    $1,036,515        100.0%     $1,086,320        100.0%
Cost of goods sold (including depreciation and
  rent expense)...................................       645,886         62.3         666,336         61.3
                                                     ------------      -------    ------------      -------
Gross profit......................................       390,629         37.7         419,984         38.7
Selling, general and administrative expenses......       255,283         24.6         269,181         24.8
Amortization and other depreciation...............        16,499          1.6          20,328          1.9
Interest expense and amortization of debt discount
  and expenses....................................        18,819          1.8          22,390          2.1
Discount on sale of receivables...................         3,979          0.4           4,260          0.4
Other income (expense), net.......................       (21,225)        (2.1)            (90)          --
                                                     ------------      -------    ------------      -------
Income before provision for income taxes and
  extraordinary item..............................        74,824          7.2         103,735          9.5
Provision for income taxes........................        31,634          3.1          43,569          4.0
                                                     ------------      -------    ------------      -------
Income before extraordinary item..................        43,190          4.1          60,166          5.5
Extraordinary loss relating to the repurchase of
  subordinated debt,
  net of taxes....................................        (4,493)        (0.4)             --           --
                                                     ------------      -------    ------------      -------
Net income........................................    $   38,697          3.7%     $   60,166          5.5%
                                                     ------------      -------    ------------      -------

     Sales for the fiscal year ended June 30, 1995 totalled $1,036,515,000, 95% of the prior year's sales of $1,086,320,000. On August 26, 1994, the Company sold the Prestone antifreeze/coolant and car care business (the 'Prestone business'). Excluding sales of the Prestone business for eight weeks of fiscal 1995 and all of fiscal 1994, 1995's sales were $1,004,831,000, 12% above the prior year's sales of $895,747,000.

     Sales increased due to higher prices and unit volumes (primarily GLAD-LOCK) in the Company's plastic wrap and bag business. Pet product sales dollars and quantities were significantly ahead of the prior year, due to continued market and share growth in the clumping litter market and the newly acquired JONNY CAT business. Sales of automotive specialty and appearance products, primarily STP branded products, exceeded the prior year's level due mainly to higher unit volume and new products. Excluding Canadian sales of PRESTONE products, each of the Company's international subsidiaries reported sales revenue ahead of prior year's level primarily due to increases in volume.

     Cost of goods sold in fiscal 1995 was $645,886,000, 97% of last year's $666,336,000. Excluding the Prestone business, cost of goods sold for the year was $624,718,000, 18% above the prior year's $528,733,000. The increase in costs reflects higher sales volume as well as the escalation of raw material costs, primarily resin and packaging materials. Gross profit for the year was $390,629,000 (38% of sales), 93% of last year's $419,984,000 (39% of sales).
Excluding the Prestone business, gross profit for the year was $380,113,000 (38% of sales), 104% of the prior year's $367,014,000 (41% of sales). Increased gross profit dollars resulted from higher sales volumes while the lower gross margin primarily reflects the increased raw material costs.

     Selling, general, and administrative expense of $255,283,000 was 95% of fiscal 1994's $269,181,000. Excluding the Prestone business, these expenses were $247,443,000, slightly ahead of prior year's $245,001,000, reflecting higher expenditures in the cat litter business, which were partially offset by reduced expenditures in the plastic wrap and bag business. Overhead expenditures increased in the cat litter business as the Company continued to expand its product line and support the nationwide distribution rollout of the JONNY CAT brand. Plastic wrap and bag expenditures were reduced to offset the lower gross margin caused by the higher raw material costs. Expenditures for automotive specialty products remained stable year to year.

     Amortization and other depreciation expense of $16,499,000 was 81% of last year's $20,328,000. This reduction reflects lower amortization expense for fiscal 1995, as certain intangible assets were either included in the sale of the Prestone business or were fully amortized during fiscal 1994. Amortization expense largely relates to intangibles recorded in 1986 when the Company acquired its businesses. The after-tax amounts for amortization expense on a per share basis were $0.41 and $0.55 in fiscal 1995 and 1994, respectively, a portion of which is not deductible for income tax purposes. Other depreciation expense for fiscal 1995 is also below the prior year, reflecting the sale of certain fixed assets of the Prestone business and higher fiscal 1994 expense to record the write-down of certain assets. Interest expense of $18,819,000 was 84% of last year's $22,390,000 due to lower debt levels, partially offset by slightly higher interest rates. Interest expense also includes the amortization of various financing and legal costs which were incurred in the issuance of Company debt. Discount on sale of receivables reflects the costs associated with the sale of a fractional ownership interest, without recourse, in a defined pool of the Company's eligible trade accounts receivable.

     Other income (expense), net primarily reflects a $20,350,000 charge relating to the write off of assets and the costs associated with litigation settlements pertaining to the mobile antifreeze recycling business in which the Company participated. Also included in Other income (expense), is the gain on the sale of the Prestone business and a loss on the disposal of the Company's automotive service centers (See Notes 1 and 13).

     The Company's effective tax rate was 42% for both fiscal 1995 and 1994. The provision for income taxes of $31,634,000 was 73% of 1994's $43,569,000 reflecting lower pre-tax earnings in the current year.

     The extraordinary loss of $4,493,000 or $0.21 per share resulted from the premium paid and the write off of unamortized issuance costs related to the repurchase of $45,000,000 of the Company's 13 1/4% Subordinated Notes (See Note
8).

     Inflation was not considered to be a significant factor in the Company's operations during fiscal 1995.

FISCAL YEAR ENDED JUNE 30, 1994 COMPARED TO FISCAL YEAR ENDED JUNE 30, 1993

     The following table sets forth the components of income and expense for the two years ended June 30, 1994, on a dollar and percentage basis:

                                                           JUNE 30, 1994                JUNE 30, 1993
                                                     -------------------------    -------------------------
                                                     IN THOUSANDS      PERCENT    IN THOUSANDS      PERCENT
                                                     ------------      -------    ------------      -------

Net sales.........................................    $1,086,320        100.0%     $1,041,857        100.0%
Cost of goods sold (including depreciation and
  rent expense)...................................       666,336         61.3         646,298         62.0
                                                     ------------      -------    ------------      -------
Gross profit......................................       419,984         38.7         395,559         38.0
Selling, general and administrative expenses......       269,181         24.8         257,799         24.7
Amortization and other depreciation...............        20,328          1.9          19,079          1.8
Interest expense and amortization of debt discount
  and expenses....................................        22,390          2.1          25,620          2.5
Discount on sale of receivables...................         4,260          0.4           4,101          0.4
Other income (expense), net.......................           (90)          --              95           --
                                                     ------------      -------    ------------      -------
Income before provision for income taxes..........       103,735          9.5          89,055          8.6
Provision for income taxes........................        43,569          4.0          36,327          3.5
                                                     ------------      -------    ------------      -------
Net income........................................    $   60,166          5.5%     $   52,728          5.1%
                                                     ------------      -------    ------------      -------

     Sales for the fiscal year ended June 30, 1994 were $1,086,320,000, 4% above fiscal 1993's sales of $1,041,857,000.

     Total 1994 sales dollars and quantities in the Company's plastic wrap and bag business were above the 1993 level primarily due to strong sales of GLAD-LOCK products. This shift in product mix also had a favorable impact on the Company's average selling price. The pet products business had significant growth throughout fiscal 1994, with increases in both volume and dollar sales. The average selling price during fiscal 1994 declined slightly due to the introduction of new economy pack litter products and the expansion into warehouse clubs with larger sizes. Automotive specialty and appearance products, primarily STP branded products, also recorded increases in sales volumes and dollars. While volume sales for this business were up during fiscal 1994, this segment reported slightly lower sales due to reduced selling prices reflecting the Company's lower price marketing program which was instituted in fiscal 1994. Excluding the negative impact of the strong U.S. dollar during 1994, international sales revenues in local currency were ahead of fiscal 1993's results due to volume increases in all but one of the Company's subsidiaries.

     Cost of goods sold in fiscal 1994 was $666,336,000 versus $646,298,000 in fiscal 1993. The 3% increase in costs primarily reflects the higher sales volumes during 1994. Gross profit for the year of $419,984,000 (39%) was 106% of 1993's $395,559,000 (38% of sales). The higher gross profit reflects higher sales levels, along with the favorable impact of slightly lower raw material costs, a favorable product mix, lower manufacturing costs due to increased efficiencies, and reduced rental expense resulting from renegotiated rental agreements.

     Selling, general, and administrative expense of $269,181,000 was 4% above fiscal 1993's $257,799,000, reflecting higher consumer promotion spending in the plastic wrap and bag, STP and cat litter businesses. Increased spending in these areas was partially offset by lower expenditures in the antifreeze/coolant business due to the aforementioned change to a lower price marketing strategy.

     Amortization and other depreciation expense of $20,328,000 was 107% of 1993's $19,079,000 reflecting the write-down of certain fixed assets which were either sold during fiscal 1994 or were expected to be sold during early fiscal 1995. Amortization expense largely relates to intangibles recorded in 1986 when the Company acquired its businesses. The after-tax amounts for amortization expense on a per share basis were $0.55 and $0.59 in fiscal 1994 and 1993, respectively, a portion of which is not deductible for income tax purposes. During fiscal 1994 interest expense of $22,390,000 was 87% of fiscal 1993's $25,620,000 due to lower debt levels and reduced rates. Interest expense also includes the amortization of various financing and legal costs which were incurred in the issuance of

Company debt. Discount on sale of receivables reflects the costs associated with the sale of a fractional ownership interest, without recourse, in a defined pool of the Company's eligible trade accounts receivable.

     The  provision  for  income  taxes  of  $43,569,000  was  120%  of   1993's
$36,327,000 reflecting this year's higher pre-tax income and an increase in the federal tax rate from 34% to 35%.

     Inflation was not considered to be a significant factor in the Company's operations during fiscal 1994.

FINANCIAL CONDITION

     During fiscal 1995, the Company increased its domestic revolving credit facility from $165,000,000 to $300,000,000. At June 30, 1995 worldwide credit facilities in place aggregated $337,855,000 of which $268,898,000 was available but unused. The Company expects to borrow up to an additional $40,000,000 from these credit facilities over the next twelve months, primarily for seasonal working capital purposes. The Company also has the option to sell up to $100,000,000 of fractional ownership interest, without recourse, in a defined pool of eligible accounts receivable. As of June 30, 1995, $60,000,000 had been sold (See Note 2). As of June 30, 1995, the Company had long-term debt outstanding of $166,279,000. Principal payments due on long-term debt (including current maturities) total $163,321,000 for the five-year period beginning July 1, 1995, and $467,000 for the five-year period thereafter.

     In 1995, the Company repurchased at a 15.8% premium, the $45,000,000 13 1/4% Subordinated Notes. The funds to repurchase this debt came from proceeds from the sale of the Prestone business and operating cash flows.

     To balance its interest rate exposure and to limit the impact of foreign exchange during the year, the Company periodically enters into interest rate swap and foreign exchange contracts. At June 30, 1995 the Company was party to an interest swap agreement, with a notional amount of $50,000,000, which will mature in August, 1997. One of the Company's international subsidiaries entered into foreign exchange contracts for their U.S. dollar purchase commitments. The total value of these foreign exchange contracts are $7,200,000, all of which will mature during the first two quarters of fiscal 1996 (See Note 7).

     Capital expenditures, including capitalized interest, were $47,029,000 during fiscal 1995, and $39,753,000 in fiscal 1994. Expenditures were primarily related to increased capacity of the GLAD-LOCK zipper plastic storage bag, introduction of GLAD Trash Bags with Quick-Tie Flaps, a new cat litter facility and additional production equipment, as well as cost reductions and technology improvements. During fiscal 1995, the Company also acquired previously leased equipment totaling $13,240,000. Subsequent to year end the Company acquired an additional $9,797,000 of previously leased equipment.

     The  Company's   fiscal  1996   plan  reflects   capital  expenditures   of
approximately $36,500,000 and fixed payments (interest, principal, receivable financing costs and lease payments) of approximately $42,400,000.

     The Company's debt agreements have restrictions on the Company's ability to incur certain indebtedness; however, based on its working capital requirements, the current availability under its credit facilities, and its ability to generate funds from operations, the Company does not believe that such limitations will have a material effect on the Company's long-term liquidity. The Company believes that it will have the funds necessary to meet all of its above described financing requirements and all other fixed obligations. Should the Company undertake strategic acquisitions requiring funds in excess of its internally generated cash flow, it might be required to incur additional debt.

     Certain of the Company's operations are subject to federal, state and local environmental laws and regulations which impose limitations on the discharge of pollutants into the air and water and establish standards for the treatment, storage and disposal of solid and hazardous wastes. The Company believes that it is in substantial compliance with all applicable environmental laws and regulations. Pursuant to the acquisition agreement, the Company assumed certain liabilities of Union Carbide including most environmental liabilities connected with the home and automotive businesses. See Note 13 to the

Consolidated Financial Statements for a discussion of indemnifications. The Company's Paulsboro, New Jersey facility is subject to an administrative consent order with the New Jersey Department of Environmental Protection and Energy. The Company also has a potential liability under Superfund or similar state law for investigation and cleanup costs at four sites. The Company believes that it has made adequate provision for such compliance costs, but there can be no assurance that the final costs will not exceed the Company's estimated costs of compliance.

ITEM 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and related documents of the Company and the financial statement schedule of the Company and related documents are included in Part IV, Item 14, of this Report.

ITEM 9 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The principal executive officers and directors of the Company are as follows:

                   NAME                       AGE          POSITION HELD WITH THE CORPORATION
- -------------------------------------------   ---    -----------------------------------------------

Alfred E. Dudley(5,6)......................   67     Chairman and Director
William V. Stephenson(5,6).................   54     President, Chief Executive Officer and Director
Thomas H. Rowland..........................   50     Executive Vice-President, President Home
                                                       Products
Donald A. DeSantis.........................   45     Senior Vice-President, Chief Financial Officer
                                                       and Treasurer
Ronald F. Dainton..........................   56     Vice-President, Human Resources
Joseph B. Furey............................   49     Vice-President, Controller and Secretary
J. Bruce Ipe...............................   57     Vice-President, General Counsel and Assistant
                                                       Secretary
Thomas J. Nathanson........................   43     Vice-President Operations and Technology
A. R. (Bud) McClellan(1)...................   41     Assistant Controller
Richard J. Mosback(1)......................   42     Assistant Treasurer
Alan C. Egler(4,5).........................   67     Director
Gary E. Gardner(3).........................   41     Director
James R. Maher(2)..........................   45     Director
James R. McManus(2,6)......................   61     Director
Dwight C. Minton(3,4)......................   60     Director
Denis Newman(4,5)..........................   65     Director
Ervin R. Shames(2,6).......................   55     Director
Robert G. Tobin(3).........................   57     Director

- ------------

(1) Elected by the Board of Directors on January 20, 1995.

(2) Member, Compensation Committee

(3) Member, Pension Committee

(4) Member, Audit Committee

(5) Member, Executive Committee

(6) Member, Nominating Committee
                            ------------------------
     The Certificate of Incorporation provides for the classification of the Board of Directors into three classes of membership with terms expiring on different Annual Meeting dates. Approximately one-third of the members of the Board of Directors are nominated each year to serve as directors for a term of three years. Directors are elected at the Annual Meeting of Stockholders for the terms specified and continue in office until their respective successors have been elected and have qualified. The terms of office of Messrs. Gardner, Newman and Shames expire at the next Annual Meeting of Stockholders on October 27, 1995; the terms of office of Messrs. Dudley, Egler and McManus expire at the Annual Meeting of Stockholders in November, 1996; and the terms of office of Messrs. Maher, Minton, Stephenson and Tobin expire at the Annual Meeting of Stockholders in October, 1997. Executive officers and key employees are elected annually by, and serve at the pleasure of, the First Brands' Board of Directors. There are no family relationships between any directors, executive officers or key employees of First Brands.

     Mr. Dudley was elected Chairman on June 19, 1986. He relinquished the title of Chief Executive Officer effective September 1, 1994. He is also a director of Hampshire Chemical Corporation.

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

     Mr. DeSantis was elected Chief Financial Officer and Treasurer of the Company on June 19, 1986. He relinquished the title of Treasurer on November 17, 1987 and was elected Vice-President on May 26, 1988 and Senior Vice-President on November 5, 1993. He assumed the title of Treasurer on August 9, 1994.

     Mr. Dainton was Director of Employee Relations at First Brands from 1986 to 1989; he was elected Vice-President, Human Resources of the Company on May 24, 1989.

     Mr. Furey was elected Controller and Assistant Secretary of the Company on June 19, 1986, and Vice-President on November 5, 1993. He resigned as Assistant Secretary and was elected Secretary on January 20, 1995.

     Mr. Ipe was elected General Counsel and Assistant Secretary of the Company on June 19, 1986 and Vice-President on May 26, 1988.

     Mr. Nathanson was elected Vice President Operations and Technology on May 25, 1993; prior to that he served as Director of Research and Development, Automotive Products Division from 1989 to 1993. From 1987 to 1989, he served as Plant Manager at one of the Company's plastic wrap and bag facilities.

     Mr. McClellan was elected Assistant Controller on January 20, 1995; prior to that he served as Director of Accounting from 1992 to 1995. From 1986 to 1992, he served in various positions as a Financial Manager.

     Mr. Mosback was elected Assistant Treasurer on January 20, 1995; prior to that he served as Director of Finance and Internal Audit from 1993 to 1995. From 1986 to 1992, he served as the Manager of Internal Audit.

     Mr. Egler was Vice-Chairman and consultant to the Company from 1986 through 1991. He was elected a director of the Company on June 19, 1986.

     Mr. Gardner has been President of Soft Sheen Products Inc. since March, 1993. He also serves on the Board of Amethyst Investment Group Inc. and William Wrigley Jr. Company. He was elected a director of the Company on January 21, 1994.

     Mr. Maher has been President and Chief Executive Officer of MAFCO Consolidated Group, Inc., a diversified manufacturer, since July, 1995. He has been Chairman of Laboratory Corporation of America, a health services company, since April, 1995, and was previously President and Chief Executive Officer from December, 1992 to April, 1995. Mr. Maher was Vice-Chairman of The First Boston Corporation, a financial services company, from September, 1990 until June, 1992. He was a Managing Director of The First Boston Corporation since prior to 1986. He was elected a director of the Company on May 26, 1988.

     Mr. McManus has been Chairman, Chief Executive Officer and founder of the Marketing Corporation of America, a marketing services firm, since prior to 1986. He also serves on the Board of Au Bon Pain, Inc. He was elected a director of the Company on November 18, 1986.

     Mr. Minton has been Chairman and Chief Executive Officer of Church & Dwight Co., Inc., which manufactures ARM & HAMMER brand consumer and specialty products since prior to 1986. He is also a director of Crane Co. and Medusa Corporation. He was elected a director of the Company on November 7, 1991.

     Mr. Newman has been a Managing Director of MidMark Management, Inc., a private investment firm since December, 1989. From April, 1988 until December, 1989, Mr. Newman was President and a director of The Dunmore Group, Inc., a merchant banking firm. He also serves as a director of GMIS, Inc. He was elected a director of the Company on May 30, 1986.

     Mr. Shames is a private investor and consultant. He was President and Chief Executive Officer of Borden, Inc., a consumer and specialty products manufacturer, from December, 1993 to January, 1995. He was President and Chief Operating Officer of Borden, Inc. from July, 1993 until December, 1993. Mr Shames was Chairman of the Stride Rite Corporation, a footwear manufacturer, from June, 1992 to July, 1993 and President and Chief Executive Officer of the Stride Rite Corporation from June, 1990 to June, 1992. He was elected a director of the Company on May 28, 1987.

     Mr. Tobin has been Chairman of The Stop & Shop Supermarket Companies, Inc. and The Stop & Shop Supermarket Company, a retail food company, since January, 1995. He was President and Chief Executive Officer of The Stop & Shop Company since May, 1994. He was President and Chief Operating Officer of The Stop & Shop Companies Inc. and The Stop & Shop Supermarket Company, a wholly owned subsidiary, since March 1993 and November 1989, respectively. He was elected a director of the Company on September 6, 1991.

ITEM 11 -- EXECUTIVE COMPENSATION

     Incorporated by reference to the section entitled 'Executive Compensation' in the Company's Proxy Statement, dated September 27, 1995, for its 1995 Annual Meeting of Stockholders.

ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated by reference to the section entitled 'Security Ownership of Certain Beneficial Owners and Management' in the Company's Proxy Statement, dated September 27, 1995, for its 1995 Annual Meeting of Stockholders.

ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

                                    PART IV

ITEM 14 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) (1) Financial Statements

          The following financial statements and related notes of the Company as set forth below are filed with this Report on Form 10-K405:

                                                                                          PAGE
                                                                                          ----
Report of Management...................................................................    18
Independent Auditors' Report...........................................................    19
Consolidated Statements of Income -- For the Years Ended June 30, 1995, 1994 and
  1993.................................................................................    20
Consolidated Balance Sheets -- June 30, 1995 and 1994..................................    21
Consolidated Statements of Stockholders' Equity -- For the Years Ended June 30, 1995,
  1994 and 1993........................................................................    22
Consolidated Statements of Cash Flows -- For the Years Ended June 30, 1995, 1994 and
  1993.................................................................................    23
Notes to Consolidated Financial Statements.............................................    24

     (a) (2) Financial Statement Schedules

Independent Auditors' Report On Schedule...............................................    37

     The following financial statement schedule of the Company as set forth below is filed with this Report on Form 10-K405:

Valuation and Qualifying Accounts (Schedule II) For the Years Ended June 30, 1995, 1994
  and 1993.............................................................................    38

          All other schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements or related Notes.

     (a) (3) Exhibits -- See Exhibit Index on Pages 40-42 for exhibits filed with this Annual Report on Form 10-K405.

     (b) Reports on Form 8-K

        None.

                              REPORT OF MANAGEMENT

     The management of First Brands Corporation is responsible for the financial and operating information contained in the Annual Report including the financial statements covered by the independent auditors' report. These statements were prepared in conformity with United States generally accepted accounting principles and include, where necessary, informed estimates and judgements.

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

    W. V. STEPHENSON                           D.A. DESANTIS
    President and Chief Executive Officer      Senior Vice President and Chief Financial Officer

September 19, 1995

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
FIRST BRANDS CORPORATION:

     We have audited the accompanying consolidated balance sheets of First Brands Corporation and subsidiaries as of June 30, 1995 and 1994 and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three year period ended June 30, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Brands Corporation and subsidiaries at June 30, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three year period ended June 30, 1995, in conformity with generally accepted accounting principles.

     As discussed in Notes 1 and 12 to the consolidated financial statements, in 1993 First Brands Corporation changed its method of accounting for postretirement benefits other than pensions by adopting Statement of Financial Accounting Standards No. 106, 'Employers' Accounting for Postretirement Benefits Other than Pensions'.

                                          KPMG PEAT MARWICK LLP

New York, New York
September 19, 1995

                   FIRST BRANDS CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                FOR THE YEARS ENDED JUNE 30, 1995, 1994 AND 1993

                                                                       1995           1994           1993
                                                                    ----------     ----------     ----------
                                                                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE
                                                                                     DATA)
Net sales........................................................   $1,036,515     $1,086,320     $1,041,857
Cost of goods sold (including depreciation and rent expense of
  $38,447, $39,331 and $35,909)..................................      645,886        666,336        646,298
Selling, general and administrative expenses.....................      255,283        269,181        257,799
Amortization and other depreciation..............................       16,499         20,328         19,079
Interest expense and amortization of debt discount and expense...       18,819         22,390         25,620
Discount on sale of receivables..................................        3,979          4,260          4,101
Other income (expense), net......................................      (21,225)           (90)            95
                                                                    ----------     ----------     ----------
Income before provision for income taxes and extraordinary
  item...........................................................       74,824        103,735         89,055
Provision for income taxes (Note 11).............................       31,634         43,569         36,327
                                                                    ----------     ----------     ----------
Income before extraordinary item.................................       43,190         60,166         52,728
Extraordinary loss relating to the repurchase of subordinated
  debt, net of taxes (Note 8)....................................       (4,493)            --             --
                                                                    ----------     ----------     ----------
Net income.......................................................   $   38,697     $   60,166     $   52,728
                                                                    ----------     ----------     ----------
                                                                    ----------     ----------     ----------
Net income per common share and common equivalent share (Note 1):
     Income before extraordinary item............................   $     2.01     $     2.71     $     2.41
     Extraordinary item..........................................         (.21)            --             --
                                                                    ----------     ----------     ----------
     Net income..................................................   $     1.80     $     2.71     $     2.41
                                                                    ----------     ----------     ----------
                                                                    ----------     ----------     ----------
Weighted average common and common equivalent shares outstanding
  (Note 1).......................................................   21,457,599     22,168,955     21,893,624
                                                                    ----------     ----------     ----------
                                                                    ----------     ----------     ----------

        See accompanying notes to the consolidated financial statements.

                   FIRST BRANDS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 1995 AND 1994

                                                                                               1995        1994
                                                                                             --------    --------
                                                                                                (IN THOUSANDS)
                                          ASSETS
Current assets:
     Cash and cash equivalents............................................................   $  5,225    $ 13,384
     Accounts and notes receivable (net of allowances for doubtful accounts and discounts
      of $6,154 and $5,269) (Note 2)......................................................    121,763      89,769
     Inventories (Note 1).................................................................    156,245     155,737
     Deferred tax assets..................................................................     34,038      26,239
     Prepaid expenses.....................................................................      3,561       5,756
                                                                                             --------    --------
          Total current assets............................................................    320,832     290,885
Property, plant and equipment (net of accumulated depreciation of $88,447 and $87,584)
  (Notes 1, 3 and 9)......................................................................    290,960     266,357
Patents, trademarks, proprietary technology and other intangibles (net of accumulated
  amortization of $170,584 and $193,429) (Notes 1 and 4)..................................    202,323     232,666
Deferred charges and other assets (net of accumulated amortization of $50,214 and
  $48,479)................................................................................     25,831      24,077
                                                                                             --------    --------
               Total assets...............................................................   $839,946    $813,985
                                                                                             --------    --------
                                                                                             --------    --------
                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Notes payable (Note 5)...............................................................   $  5,128    $    156
     Current maturities of long-term debt (Note 8)........................................        912          48
     Accrued income and other taxes (Note 11).............................................     27,279      35,640
     Accounts payable.....................................................................     70,106      60,510
     Accrued liabilities (Note 6).........................................................    144,863     141,753
                                                                                             --------    --------
          Total current liabilities.......................................................    248,288     238,107
Long-term debt (Note 8)...................................................................    166,279     153,430
Deferred income taxes (Note 11)...........................................................     54,524      44,177
Other long-term obligations (Note 12).....................................................     16,040      12,148
Deferred gain on sale of assets (Note 9)..................................................      2,637       5,393
Commitments and contingencies (Notes 9 and 13).
Stockholders' equity (Note 10):
     Preferred stock, $1 par value, 10,000,000 shares authorized; none issued.............         --          --
     Common stock, $0.01 par value, 50,000,000 shares authorized; issued 22,146,014 shares
      at June 30, 1995 and 22,005,656 shares at June 30, 1994.............................        221         220
     Capital in excess of par value.......................................................    120,914     117,085
     Cumulative foreign currency translation adjustment...................................     (7,173)     (4,542)
     Common stock in treasury, at cost; 1,210,700 shares..................................    (40,433)         --
     Retained earnings....................................................................    278,649     247,967
                                                                                             --------    --------
          Total stockholders' equity......................................................    352,178     360,730
                                                                                             --------    --------
               Total liabilities and stockholders' equity.................................   $839,946    $813,985
                                                                                             --------    --------
                                                                                             --------    --------

        See accompanying notes to the consolidated financial statements.

                   FIRST BRANDS CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED JUNE 30, 1995, 1994 AND 1993

                                                                                      CUMULATIVE
                                                    COMMON STOCK                       FOREIGN
                                                --------------------   CAPITAL IN     CURRENCY
                                                  SHARES       PAR      EXCESS OF    TRANSLATION   RETAINED    TREASURY
                                                OUTSTANDING   VALUE     PAR VALUE    ADJUSTMENT    EARNINGS     STOCK       TOTAL
                                               -----------   ------   -----------   -----------   --------   ----------   --------
                                                               (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
Balance as of June 30, 1992...................  21,683,985    $217     $ 109,451      $ 1,258     $145,799    $       0   $256,725
Common stock dividends
  ($0.19 per share)...........................          --      --            --           --       (4,137)          --     (4,137)
Exercise of stock options.....................     143,893       1         2,993           --                        --      2,994
Tax benefit related to employee stock sale....          --      --            91           --           --           --         91
Net income....................................          --      --            --           --       52,728           --     52,728
Foreign currency translation adjustment.......          --      --            --       (2,948)          --           --     (2,948)
                                                -----------   ------   -----------   -----------   --------   ----------   --------
Balance as of June 30, 1993...................  21,827,878    $218     $ 112,535      $(1,690)    $194,390    $       0   $305,453
Common stock dividends
  ($0.30 per share)...........................         --      --            --           --       (6,589)          --     (6,589)
Exercise of stock options.....................     177,778       2         3,778           --           --           --      3,780
Tax benefit related to employee stock sale....          --      --           772           --           --           --        772
Net income....................................          --      --            --           --       60,166           --     60,166
Foreign currency translation adjustment.......          --      --            --       (2,852)          --           --     (2,852)
                                                -----------   ------   -----------   -----------   --------   ----------   --------
Balance as of June 30, 1994...................  22,005,656    $220     $ 117,085      $(4,542)    $247,967    $       0   $360,730
Common stock dividends
  ($0.38 per share)...........................          --      --            --           --       (8,015)          --     (8,015)
Exercise of stock options.....................     140,358       1         3,400           --           --           --      3,401
Tax benefit related to employee stock sale....          --      --           429           --           --           --        429
Net income....................................          --      --            --           --       38,697           --     38,697
Purchase of treasury stock....................  (1,210,700)     --            --           --           --      (40,433)   (40,433)
Foreign currency translation adjustment.......          --      --            --       (2,631)          --           --     (2,631)
                                                -----------   ------   -----------   -----------   --------   ----------   --------
Balance as of June 30, 1995...................  20,935,314    $221     $ 120,914      $(7,173)    $278,649    $ (40,433)  $352,178
                                               -----------   ------   -----------   -----------   --------   ----------   --------
                                               -----------   ------   -----------   -----------   --------   ----------   --------

        See accompanying notes to the consolidated financial statements.

                   FIRST BRANDS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED JUNE 30, 1995, 1994 AND 1993

                                                                                  1995        1994        1993
                                                                                --------    --------    --------
                                                                                         (IN THOUSANDS)
Cash flows from operating activities:
     Net income..............................................................   $ 38,697    $ 60,166    $ 52,728
     Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization......................................     36,467      41,687      37,576
          Deferred income taxes..............................................      1,585       8,573      12,245
          Amortization of gain on sale/leaseback.............................     (1,551)     (1,714)     (1,676)
          Net loss on disposal of automotive service centers and sale of the
            Prestone business................................................        792          --          --
          Loss on repurchase of subordinated notes...........................      7,463          --          --
          Change in non-cash current assets and liabilities, net of effect of businesses sold and acquired:
               (Increase) in accounts receivable.............................    (27,831)     (3,488)    (14,205)
               (Increase) decrease in inventories............................    (23,009)     21,653         312
               Decrease (increase) in prepaid expenses.......................      2,252         336        (993)
               (Decrease) increase in accrued income and other taxes.........     (8,451)      9,213      (7,588)
               Increase (decrease) in accounts payable.......................     17,160     (22,101)     (3,504)
               Increase (decrease) in accrued liabilities....................     19,292      10,585      (5,666)
               Net change in current assets and current liabilities of
                 businesses sold.............................................    (20,718)         --          --
          Other changes......................................................     (2,775)     (2,951)     (3,393)
                                                                                --------    --------    --------
                    Total adjustments........................................        676      61,793      13,108
                                                                                --------    --------    --------
Net cash provided by operating activities....................................     39,373     121,959      65,836
                                                                                --------    --------    --------
Cash flows from investing activities:
     Proceeds from sale of antifreeze and car care business, net of note
       received..............................................................    142,000          --          --
     Acquisition of businesses, net of cash acquired.........................    (52,568)         --          --
     Capital expenditures....................................................    (47,029)    (39,753)    (39,105)
     Acquisition of leased assets............................................    (13,240)         --      (3,015)
     Proceeds from sale of automotive service centers........................      5,326          --          --
     Retirements of plant and equipment......................................      1,494       4,091       2,987
     Patents and other proprietary technology................................         --          --      (1,950)
     Proceeds from sale and leaseback of assets..............................         --          --      13,984
                                                                                --------    --------    --------
Net cash provided (used) for investing activities............................     35,983     (35,662)    (27,099)
                                                                                --------    --------    --------
Cash flows from financing activities:
     Increase (decrease) in revolving credit facilities, net.................     56,300     (41,800)    (50,000)
     Increase (decrease) in other borrowings, net............................        748        (504)       (685)
     (Decrease) increase in securitization of accounts receivable, net.......    (40,000)         --      20,000
     Repurchase of subordinated notes........................................    (52,115)         --          --
     Purchase of common stock for treasury...................................    (40,433)         --          --
     Repayment of term loan..................................................         --     (35,692)     (4,759)
     Dividends paid..........................................................     (8,015)     (6,589)     (4,137)
                                                                                --------    --------    --------
Net cash (used) for financing activities.....................................    (83,515)    (84,585)    (39,581)
                                                                                --------    --------    --------
Net (decrease) increase in cash and cash equivalents.........................     (8,159)      1,712        (844)
Cash and cash equivalents at beginning of year...............................     13,384      11,672      12,516
                                                                                --------    --------    --------
Cash and cash equivalents at end of year.....................................   $  5,225    $ 13,384    $ 11,672
                                                                                --------    --------    --------
                                                                                --------    --------    --------

        See accompanying notes to the consolidated financial statements.

                   FIRST BRANDS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of First Brands Corporation and subsidiaries ('First Brands' or the 'Company'). All material intercompany transactions and balances have been eliminated. First Brands engages in the development, manufacture, marketing and sale of consumer products sold under branded and private labels. Principal branded products include: GLAD and GLAD-LOCK (plastic wrap and bags); STP (oil and fuel additives and other specialty automotive products); SIMONIZ (waxes and polishes) and SCOOP AWAY, EVER CLEAN and JONNY CAT (cat litters).

     On August 26, 1994, First Brands sold the Prestone antifreeze/coolant and car care business (the 'Prestone business') to Prestone Products Corporation, a company organized and controlled by Vestar Capital Partners, a private investment firm, for $142,000,000 in cash and a $13,000,000 7 1/2% subordinated debenture maturing in 2003, which for financial statement purposes has been valued at $9,000,000. Pursuant to the acquisition agreement, First Brands and the Prestone Products Corporation entered into several contracts including the bridging of certain administrative services, research and development sharing, purchase of certain PRESTONE car care products, and international distributor agreements. The sale of the Prestone business resulted in a gain of $4,508,000 which is reflected in Other income (expense), net, in the fiscal 1995 Consolidated Statement of Income.

     The Company has been named as a defendant in lawsuits brought by franchisees of the mobile antifreeze recycling business in which the Company participated. The Company has recorded a charge of $20,350,000 for the write off of assets and the costs associated with litigation proceedings and settlements. This cost is included in Other income (expense), net, in the fiscal 1995 Consolidated Statement of Income.

     In addition to the sale of the Prestone business, the Company sold all remaining assets associated with its automotive service centers. The loss associated with the disposal of this business was $5,300,000 and is reflected in Other income (expense), net, in the fiscal 1995 Consolidated Statement of Income.

ACCOUNTING CHANGES

     Effective July 1, 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 106 'Employers' Accounting for Postretirement Benefits Other than Pensions'. SFAS No. 106 requires that companies accrue the projected future cost of providing postretirement benefits during the period that employees render the services necessary to be eligible for such benefits. While the adoption of this standard does have an impact on the Company's reported net income, it does not impact First Brand's cash flow because the Company intends to continue its current practice of paying the cost of postretirement benefits as incurred. The Company has elected to recognize the cumulative effect of the change to SFAS No. 106 by amortizing the transition obligation over 20 years (see Note 12).

     Effective July 1, 1994, the Company adopted SFAS No. 112 'Employers' Accounting for Postemployment Benefits'. SFAS No. 112 concerns those benefits provided by an employer to former or inactive employees after employment but before retirement. SFAS No. 112 requires that the expense associated with these benefits be recognized on an accrual basis. The expense resulting from adoption of SFAS No. 112 had no material impact on the results of the Company.

INVENTORIES

     Inventories are stated at the lower of cost or market. Cost is determined for financial reporting purposes using the first-in, first-out (FIFO) method for substantially all inventories in the United States. In general, the average cost or FIFO method is used by the international operations.

     Inventories were comprised of the following as of June 30, 1995 and 1994:

                                                                                     1995        1994
                                                                                   --------    --------
                                                                                      (IN THOUSANDS)
Raw materials...................................................................   $ 28,766    $ 24,666
Work in process.................................................................      5,531       5,844
Finished goods..................................................................    121,948     125,227
                                                                                   --------    --------
     Total......................................................................   $156,245    $155,737
                                                                                   --------    --------
                                                                                   --------    --------

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are carried at cost. Expenditures for replacements are capitalized and the replaced assets are retired. Gains and losses from the sale and/or disposal of property are included in 'Amortization and other depreciation'. Depreciation is calculated on a straight-line basis over the estimated useful lives of the respective assets for accounting purposes. The Company capitalizes interest on major fixed asset additions during construction. Interest capitalized totalled $849,000 in 1995, $1,120,000 in 1994 and $1,078,000 in 1993.

PATENTS, TRADEMARKS, PROPRIETARY TECHNOLOGY AND OTHER INTANGIBLES

     Patents, trademarks, proprietary technology and other intangibles are carried at cost less accumulated amortization which is calculated on a straight-line basis over the estimated useful lives of the assets, not to exceed 40 years.

DEFERRED CHARGES AND OTHER ASSETS

     Deferred charges and other assets include financing costs that are amortized over the terms of the respective financing agreements, as well as long term note receivables, investments and assets relating to the securitization of accounts receivable.

RESEARCH AND DEVELOPMENT

     Research and development expenditures are charged to expense as incurred. Expenditures were $4,941,000, $6,287,000 and $8,049,000 in 1995, 1994 and 1993,
respectively. Included in these figures were expenditures relating to the Prestone business of $498,000, $2,142,000 and $3,269,000 for the fiscal years 1995, 1994 and 1993, respectively.

PENSION PLANS

     The annual cost of pension benefits is funded currently and prior service costs are amortized on a straight-line basis over the average service lives of the plan participants.

NET INCOME PER SHARE

     Net income per common share and common equivalent share for the years ended June 30, 1995, 1994 and 1993 has been computed using the weighted average number of shares of common stock and common stock equivalents outstanding for each year.

STATEMENT OF CASH FLOWS

     For purposes of the statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.

     Supplemental disclosure of cash flow information:

                                                                           1995       1994       1993
                                                                          -------    -------    -------
                                                                                 (IN THOUSANDS)
Cash paid during the year for:
     Interest..........................................................   $18,947    $19,810    $23,451
     Income taxes......................................................   $35,363    $25,527    $32,510

FOREIGN CURRENCY TRANSLATION

     The assets and liabilities of the international subsidiaries are translated to U.S. dollars using the exchange rates in effect at the balance sheet date. Results of operations are translated at the average monthly exchange rate. Resulting adjustments are recorded in a separate component of stockholders' equity as 'Cumulative foreign currency translation adjustment.'

RECLASSIFICATION

     Certain amounts for fiscal 1994 and 1993 have been reclassified to conform to the fiscal year 1995 classifications.

2. ACCOUNTS RECEIVABLE

     The Company entered into an agreement to sell, without recourse, up to $100,000,000 in fractional ownership interest in a defined pool of eligible trade accounts receivable. This agreement was signed in May 1992, and had an initial term of three years. During May 1995, the Company exercised its right to extend this agreement while it renegotiates certain provisions with the purchaser. As of June 30, 1995 $60,000,000 had been sold, reflecting a $40,000,000 repurchase during fiscal 1995. The amount sold is presented as a reduction in accounts receivable on the accompanying balance sheet. The costs associated with this program are reported as 'Discount on sale of receivables'. The purchasers' level of investment is subject to change based on the level of eligible accounts receivable.

3. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment as of June 30, 1995 and 1994 consisted of:

                                                                                              USEFUL
                                                                     1995        1994         LIVES
                                                                   --------    --------    ------------
                                                                      (IN THOUSANDS)
Land and improvements...........................................   $ 13,481    $ 21,148         --
Buildings.......................................................     69,881      78,507    30-40 years
Machinery and equipment.........................................    282,857     242,684    13-15 years
Other...........................................................     13,188      11,602     3-5 years
                                                                   --------    --------
                                                                    379,407     353,941
Less: Accumulated depreciation..................................    (88,447)    (87,584)
                                                                   --------    --------
                                                                   $290,960    $266,357
                                                                   --------    --------
                                                                   --------    --------

4. PATENTS, TRADEMARKS, PROPRIETARY TECHNOLOGY AND OTHER INTANGIBLES

     The recoverability of carrying values of intangible assets is evaluated on a recurring basis. The primary indicators of recoverability are current or forecasted profitability of the related acquired business, measured as profit before interest, but after amortization of the intangible assets compared to their carrying values. For the three-year period ended June 30, 1995, 1994 and 1993 there were no adjustments to the carrying values of intangible assets resulting from these evaluations.

     Patents, trademarks, proprietary technology and other intangibles as of June 30, 1995 and 1994 consisted of:

                                                                                              USEFUL
                                                                     1995        1994         LIVES
                                                                   --------    --------    ------------
                                                                      (IN THOUSANDS)
Trademarks......................................................   $ 66,252    $ 96,227      40 years
Patents, proprietary technology and other intangibles...........    162,033     210,062    13-17 years
Excess of cost over net assets acquired.........................    144,622     119,806      40 years
                                                                   --------    --------
                                                                    372,907     426,095
Less: Accumulated amortization..................................   (170,584)   (193,429)
                                                                   --------    --------
                                                                   $202,323    $232,666
                                                                   --------    --------
                                                                   --------    --------

5. NOTES PAYABLE

     Notes payable consisted of international subsidiaries' working capital borrowings (revolving credit loans) with local banks totaling $5,128,000 at June 30, 1995 and $156,000 at June 30, 1994. The international credit facilities which aggregate $24,026,000 are generally secured by the assets of the respective  international  subsidiary,  with  approximately  $1,473,000  at  one
international  subsidiary  guaranteed  by   First  Brands  Corporation   (U.S.).
Domestically, the Company has available a $10,000,000 unsecured line of credit which was unused at year end. The average interest rates charged in 1995 and 1994 were 7.0% and 3.7%, respectively. The average borrowings outstanding during fiscal 1995 and 1994 were $6,635,000 and $7,465,000, respectively.

6. ACCRUED LIABILITIES

     Accrued liabilities as of June 30, 1995 and 1994 consisted of the following:

                                                                                     1995        1994
                                                                                   --------    --------
                                                                                      (IN THOUSANDS)
Interest........................................................................   $ 10,211    $ 10,929
Equipment rent..................................................................      6,715       7,519
Employee benefits and wages.....................................................      8,627       8,495
Marketing and sales programs....................................................     70,522      80,862
Raw material purchases..........................................................     11,956      15,954
Other...........................................................................     36,832      17,994
                                                                                   --------    --------
                                                                                   $144,863    $141,753
                                                                                   --------    --------
                                                                                   --------    --------

7. FINANCIAL INSTRUMENTS

     During fiscal 1995, one of the Company's international subsidiaries entered into foreign exchange contracts to limit the impact of exchange rate fluctuations on their U.S. dollar purchase commitments. All gains and losses associated with these transactions are included in the basis of the related hedge transaction. At June 30, 1995, the Company had $7,200,000 in foreign exchange contracts outstanding, all of which will mature during the first two quarters of fiscal 1996.

     In February 1994, the Company entered into an interest rate swap to transform a portion of long term fixed rate debt into current variable obligations. According to the provisions of this agreement, the Company has paid the variable six month LIBOR interest rate, which has averaged approximately 5.33% over the term of this agreement, and has received fixed interest payments at a rate of 5.03%. The difference between interest paid and received is included as an adjustment to interest expense. The notional amount of the contract is $50,000,000 and will mature in 1997. This transaction allows the Company to better balance its interest rate exposure. The fair value of the swap agreement reflects the estimated amounts that the Company would pay to terminate the agreement based on the prevailing and anticipated interest rates at the reporting dates. The unrealized loss relating to the swap agreement was not material as of June 30, 1995 and 1994. The Company has no present plans to terminate the agreement.

     Other financial instruments include cash and cash equivalents, accounts and notes receivable, notes payable, accounts payable and long-term debt. Because of the short-term nature of cash and cash equivalents, accounts receivable, notes payable and accounts payable, the carrying value approximates fair value. The note receivable resulting from the sale of the Prestone business has a fair value which approximates its book value. A portion of the Company's long-term debt consists of variable rate instruments, hence the carrying value approximates fair value. Fair value of fixed rate debt is estimated using market rates. The fair value of the Company's long-term fixed rate debt exceeds the carrying value by approximately $3,450,000 and $9,000,000 as of June 30, 1995 and 1994, respectively. The Company has no present plans to repurchase its fixed rate debt.

8. LONG-TERM DEBT

     First Brands had the following long-term debt as of June 30, 1995 and 1994:

                                                                                               1995        1994
                                                                                             --------    --------
                                                                                                (IN THOUSANDS)
Senior Debt(a):
     $300,000,000 Revolving Credit Facility, 5 Year term expiring December, 1999, interest
      at prime rate, LIBOR plus .30% or CD rate plus .425%; facility fee of .20%..........   $ 60,000    $  3,700
Other.....................................................................................      7,191       4,778
                                                                                             --------    --------
                                                                                               67,191       8,478
Less current maturities...................................................................       (912)        (48)
                                                                                             --------    --------
     Senior Debt..........................................................................     66,279       8,430
Subordinated Debt (b):
     9 1/8% Senior Subordinated Notes due 1999............................................    100,000     100,000
     13 1/4% Subordinated Notes due 2001..................................................         --      45,000
                                                                                             --------    --------
Subordinated Debt.........................................................................    100,000     145,000
                                                                                             --------    --------
Total Long Term Debt......................................................................   $166,279    $153,430
                                                                                             --------    --------
                                                                                             --------    --------

     (a) On February 3, 1995, the Company entered into a new Revolving Credit Facility, increasing its line of credit to $300,000,000. This new facility has no compensating balance requirements, however it does have certain restrictive covenants, the most significant of which pertain to the ratio of debt to equity, dividend payments and capital stock repurchases. These covenants are no more restrictive than covenants associated with the Company's previous credit facility.

     (b) During fiscal 1995, the Company repurchased, at a 15.8% premium, the $45,000,000 13 1/4% Subordinated Notes. The premium and unamortized issuance costs, net of taxes, relating to the repurchased debt are reflected as an extraordinary loss on the Company's Consolidated Statement of Income.

     The 9 1/8% Senior Subordinated Notes (the '9 1/8% Notes') are redeemable at the option of the Company on or after April 1, 1997 at par and become due in 1999. The 9 1/8% Notes contain limitations of the Company's right to incur debt. Additionally, the 9 1/8% Notes Indenture has restrictive covenants or limitations on the payment of dividends, the distribution of capital stock or the redeeming of capital stock, as well as limitations on Company and subsidiary debt and limitations on the sale of assets. The amount of unrestricted Retained Earnings available to pay dividends was $155,402,000 at June 30, 1995.

     First Brands was in compliance with all the covenants of the senior and subordinated debt agreements at June 30, 1995.

     Principal payments due on long-term debt (including current maturities) will require the following future payments: $912,000 in fiscal 1996, $854,000 in fiscal 1997, $729,000 in fiscal 1998, $100,451,000 in fiscal 1999, $60,375,000 in fiscal 2000 and $3,870,000 thereafter.

9. LEASES

     The Company has entered into several agreements for the sale and leaseback of certain production equipment at its domestic plastic wrap and bag plants. The Company has purchase and lease renewal options at projected future fair market values under the agreements. The leases are classified as operating leases in accordance with the FASB Statement No. 13 -- Accounting for Leases.

     As of June 30, 1995, equipment with book values totalling $117,067,000 has been removed from the balance sheet, and the gains realized on the sale transactions totalling $5,075,000 have been deferred and are being credited to income as rent expense adjustments over the lease terms. The average yearly rental for all equipment leases is $18,990,000.

     There are covenants under the lease agreements which the Company is in compliance with at June 30, 1995.

     The Company and its subsidiaries also maintain operating leases for various warehouses, office facilities and equipment generally over periods ranging from one to five years with options to renew.

     Lease commitments under noncancelable operating leases extending for one year or more will require the following future payments: $23,813,000 in 1996, $19,982,000 in 1997, $10,276,000 in 1998, $3,862,000 in 1999, $2,183,000 in 2000
and $74,000 thereafter. The total rental expense under operating leases was $24,345,000, $25,895,000 and $28,033,000, respectively, for the years ended June
30, 1995, 1994 and 1993.

10. CAPITAL STOCK

     During 1989, the Company established the 1989 Long-Term Incentive Plan (the '1989 Plan') under which awards of incentive stock options, nonqualified stock options, restricted and limited stock appreciation rights may be granted to certain key employees of the Company. The maximum number of shares of Common Stock which could be granted under the 1989 Plan is 1,405,000. All options associated with the 1989 Plan have been granted and are fully vested. During 1994, the Company established the 1994 Performance Stock Option and Incentive Plan (the '1994 Plan'), which also awards key employees incentive and nonqualified stock options as well as restricted and limited stock appreciation rights. The maximum number of shares of Common Stock which could be granted under the 1994 Plan is 1,090,000. Stock options granted under either the 1989 or 1994 Plan will have a term not in excess of ten years. The exercise price for stock options may not be less than the fair market value of the Common Stock on the date of grant and such options will vest over a period determined by the Compensation Committee.

     A summary of the options transactions for the years ended June 30, 1995, 1994 and 1993 follows:

                                                                             1995          1994          1993
                                                                          ----------    ----------    ----------
Options outstanding, beginning of fiscal year..........................    1,005,257     1,193,402     1,011,961
Options granted (per share $29.3125)...................................       --            --            25,000
Options granted (per share $29.4375)...................................       --            --           341,000
Options granted (per share $32.75).....................................      441,000        --            --
Options exercised (per share $19.00 to $25.3125).......................     (140,358)     (177,778)     (143,893)
Options cancelled (per share $19.00 to $32.75).........................       (5,750)      (10,367)      (40,666)
Options outstanding, end of fiscal year................................    1,300,149     1,005,257     1,193,402
Exercise price range per share.........................................    $19.00 to     $19.00 to     $19.00 to
                                                                              $32.75      $29.4375      $29.4375
Exercisable at June 30.................................................      869,940       645,298       486,818
Available for grant at June 30.........................................      665,076        10,326             0

     Limited stock appreciation rights may be granted in tandem with a stock option grant or at any time following the stock option grant and are only exercisable upon a change of control of the Company. A limited stock appreciation right will exercise automatically following certain changes in control of the Company, and upon such exercise the grantee, in cancellation of the underlying stock options, will receive cash equal to the excess of the fair market value of each share of Common Stock subject to the limited stock appreciation right over the exercise price of the underlying stock option. Limited stock appreciation rights have been granted with respect to 597,000 shares.

11. TAXES

     The components of earnings before income taxes and extraordinary items are as follows:

                                                                          1995        1994       1993
                                                                         -------    --------    -------
                                                                                 (IN THOUSANDS)
United States.........................................................   $68,222    $ 96,171    $80,398
International.........................................................     6,602       7,564      8,657
                                                                         -------    --------    -------
Income before taxes and extraordinary items...........................   $74,824    $103,735    $89,055
                                                                         -------    --------    -------
                                                                         -------    --------    -------

     Total income taxes for the years ended June 30, 1995, 1994 and 1993 were allocated as follows:

                                                                          1995        1994       1993
                                                                         -------    --------    -------
                                                                                 (IN THOUSANDS)
Income taxes before extraordinary loss................................   $31,634    $43,569     $36,327
Extraordinary loss....................................................    (2,970)        --          --
Stockholders' equity, for compensation expense for tax purposes in
  excess of amounts recognized for financial reporting purposes.......      (429)      (772 )       (91)
                                                                         -------    --------    -------
Total income taxes....................................................   $28,235    $42,797     $36,236
                                                                         -------    --------    -------
                                                                         -------    --------    -------

     Income tax expense attributable to income before extraordinary loss for the years ended June 30, 1995, 1994 and 1993 consists of the following:

                                                                          1995        1994       1993
                                                                         -------    --------    -------
                                                                                 (IN THOUSANDS)
Current:
     Federal..........................................................   $22,718    $26,026     $16,238
     State............................................................     4,995      5,760       3,807
     Foreign..........................................................     2,336      3,210       4,037
                                                                         -------    --------    -------
          Total current...............................................    30,049     34,996      24,082
                                                                         -------    --------    -------
Deferred:
     Federal..........................................................     1,442      7,504      10,687
     State............................................................       320      1,197       1,850
     Foreign..........................................................      (177)      (128 )      (292)
                                                                         -------    --------    -------
          Total deferred..............................................     1,585      8,573      12,245
                                                                         -------    --------    -------
          Total provision.............................................   $31,634    $43,569     $36,327
                                                                         -------    --------    -------
                                                                         -------    --------    -------

     Income tax expense attributable to income before extraordinary loss differs from the amounts computed by applying the U.S. federal tax rate of 35 percent in 1995 and 1994 and 34 percent in 1993 to pre-tax income before extraordinary loss as a result of the following:

                                                                          1995        1994       1993
                                                                         -------    --------    -------
                                                                                 (IN THOUSANDS)
Computed 'expected' tax expense.......................................   $26,188    $36,307     $30,279
Increase (reduction) in income taxes resulting from:
     Amortization of goodwill.........................................     1,701      1,057         960
     State income taxes net of Federal income tax benefit.............     3,455      4,522       3,734
     Foreign income tax in excess of statutory rate...................        42        582         801
     Retroactive effect of tax rate change............................        --        851          --
     Other, net.......................................................       248        250         553
                                                                         -------    --------    -------
Actual tax expense....................................................   $31,634    $43,569     $36,327
                                                                         -------    --------    -------
                                                                         -------    --------    -------

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 1995 and 1994 are presented below:

                                                                                               1995        1994
                                                                                             --------    --------
                                                                                                (IN THOUSANDS)
Deferred tax assets:
     Intangible asset, not amortized for tax purposes.....................................   $  5,931    $  7,650
     Accounts receivable reserves.........................................................      2,291       1,849
     Pension liability, past service cost.................................................      4,455       4,860
     Difference between book and tax basis of inventories.................................      4,412       4,440
     Deferred gain on sale of assets......................................................      1,047       2,140
     Accrued liabilities, not deductible until paid.......................................     27,335      19,950
                                                                                             --------    --------
          Total deferred tax assets.......................................................     45,471      40,889
                                                                                             --------    --------
Deferred tax liabilities:
     Plant and equipment, principally due to differences in depreciation..................    (57,060)    (48,675)
     Purchase accounting and other, net...................................................     (4,682)     (6,723)
     Foreign subsidiaries.................................................................     (4,215)     (3,429)
                                                                                             --------    --------
          Total deferred tax liabilities..................................................    (65,957)    (58,827)
                                                                                             --------    --------
     Net deferred tax (liabilities) assets................................................   $(20,486)   $(17,938)
                                                                                             --------    --------
                                                                                             --------    --------

     Management of the Company has determined, based on the Company's history of operating earnings and its expected income, that operating income will more likely than not be sufficient to fully utilize these deferred tax assets as they mature.

     The Company has not provided for Federal income taxes on the undistributed income of its international subsidiaries because it is the Company's intention to reinvest such undistributed income. Cumulative undistributed earnings for which no U.S. tax has been provided were $40,002,000, $34,834,000 and $33,599,000 for the years ended June 30, 1995, 1994 and 1993 respectively.

12. EMPLOYEE BENEFITS

RETIREMENT PLANS

     First Brands maintains both a non-contributory defined benefit retirement plan ('pension plan') and defined contribution pre and post-tax savings plans ('savings plan'). During fiscal 1995, the Board of Directors approved amendments to the Company's U.S. pension and savings plans. These amendments did not result in any significant change to overall costs.

     The Company contributes to the savings plan account of each eligible employee who chooses to participate. Effective January 1, 1995, the Company increased its match so that its maximum contribution is now up to 3% of employee base pay versus up to 2.25% previously. Any regular employee of First Brands or its domestic subsidiaries is eligible to participate in the amended savings plan. Savings plan expense for the years ending June 30, 1995, 1994 and 1993 totalled $1,375,000, $1,042,000 and $1,189,000, respectively. Beginning fiscal 1996, the Company will provide a profit sharing contribution to each employee's savings plan. The contribution is discretionary and is intended to be based on the Company's operating performance. Profit sharing contributions will be in existing issued shares of First Brands common stock.

     The pension plan for First Brands and several of its subsidiaries provide defined benefits that are based on years of credited service, highest average compensation (as defined) and the primary social security benefit. The U.S. pension plan amendment changes this formula, effective January 2000, to a defined benefit based on years of credited service and career average compensation. Pension plan assets are primarily comprised of corporate equities as well as corporate and government fixed income obligations. Contributions to the plan are based upon the projected unit credit actuarial cost funding method and are limited to amounts that are currently deductible for tax purposes.

     The operations restructuring program which the Company implemented in fiscal 1992 resulted in a decrease in the number of participants in First Brands' pension program. As a result of this reduction, the Company recognized a pension curtailment gain of $1,361,000 during fiscal 1993. The sale of the Prestone business resulted in a settlement loss of $54,000 during fiscal 1995.

     The following table sets forth the combined U.S. and Canadian plans' net pension cost, funded status and amounts recognized in the Company's consolidated balance sheet at June 30, 1995, 1994 and 1993:

                                                                            1995       1994       1993
                                                                           -------    -------    -------
                                                                                  (IN THOUSANDS)
Net pension cost included the following components:
     Service cost -- benefits earned during the period..................   $ 3,734    $ 4,274    $ 4,246
     Interest cost on projected benefit obligations.....................     4,910      5,346      4,679
     Actual return on plan assets.......................................    (7,435)    (2,205)    (5,297)
     Net amortization and deferral......................................     1,469     (3,050)       930
     Settlement loss....................................................        54          0          0
     Curtailment (gain).................................................         0          0     (1,361)
                                                                           -------    -------    -------
Net pension cost........................................................   $ 2,732    $ 4,365    $ 3,197
                                                                           -------    -------    -------
                                                                           -------    -------    -------
Reconciliation of funded status:
     Vested accumulated benefit obligation..............................    44,626     40,601
     Non-vested accumulated benefit obligation..........................     7,906      7,350
                                                                           -------    -------
     Accumulated benefit obligation.....................................    52,532     47,951
     Additional liability based on projected compensation...............    10,562     26,062
                                                                           -------    -------
     Projected benefit obligation.......................................    63,094     74,013
     Fair value of assets...............................................    63,614     59,299
                                                                           -------    -------
     Projected benefit obligation (less than) in excess of plan
       assets...........................................................      (520)    14,714
     Unrecognized prior service benefits and (costs)....................     8,849     (1,192)
     Unrecognized net gain (loss).......................................     2,880     (1,850)
     Projected benefit obligation in excess of plan assets (recorded at
       acquisition date)................................................   (12,485)   (12,485)
     Prepaid cost.......................................................     1,658      1,177
                                                                           -------    -------
     Accrued pension cost included in accrued liabilities...............   $   382    $   364
                                                                           -------    -------
                                                                           -------    -------

     The weighted average discount rate and the rate of increase in compensation used in determining the actuarial present value of the accumulated benefit obligation was 8.0% in 1995 and 1994 and 9.0% in 1993; and 4.5% in 1995 and 1994
and 4.75% in 1993, respectively, for the U.S. For the Canadian plan, the weighted average discount rate and the rate of increase for 1995, 1994 and 1993 was 8.5% and 5%, respectively. The related rate of expected return on plan assets in the U.S. was 9.5% in 1995 and 1994 and 10.0% in 1993; and in Canada was 8.5% in 1995, 1994 and 1993.

     Federal law restricts the amount of benefits that can be paid from a qualified plan. Effective January 1, 1993, First Brands established a nonqualified plan ('Executive Retirement Plan') the effect of which is to award retirement benefits to all employees on a uniform basis. The Executive Retirement Plan is unfunded. Prior to January 1, 1993, First Brands maintained a nonqualified excess benefit plan to continue the calculation of benefits after retirement for employees who are restricted due to IRS regulations, and a nonqualified retirement plan which provided retirement income based on amounts earned through the annual incentive plan for certain corporate and division officers. During 1995, 1994 and 1993, expense of $189,000, $225,000 and
$307,000, respectively, has been reflected for these plans. Funding of the nonqualified excess benefit and retirement plans for 1993 was $342,000.

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

     Following is an analysis of postretirement benefit costs for fiscal 1995 and 1994:

                                                                                         1995      1994
                                                                                        ------    ------
                                                                                         (IN THOUSANDS)
Service cost.........................................................................   $  386    $  381
Interest cost........................................................................    1,378     1,307
Amortization of transition obligation................................................      770       840
                                                                                        ------    ------
Net postretirement benefit cost......................................................    2,534     2,528
Curtailment loss.....................................................................    1,050        --
                                                                                        ------    ------
     Total postretirement benefit cost...............................................   $3,584    $2,528
                                                                                        ------    ------
                                                                                        ------    ------

     As a result of the Prestone business sale, during fiscal 1995 the Company recognized a one-time postretirement curtailment loss of $1,050,000. Prior to the fiscal 1994 adoption of SFAS No. 106, postretirement benefits were expensed as claims were paid and amounted to $646,000 for 1993.

     The Company's accumulated postretirement benefit obligation (the transition obligation) at June 30, 1995 and 1994 is comprised of the following components:

                                                                                     1995        1994
                                                                                   --------    --------
                                                                                      (IN THOUSANDS)
Accumulated postretirement benefit obligations:
     Retirees...................................................................   $  9,635    $  8,465
     Fully eligible active plan participants....................................      1,818       2,706
     Active plan participants not fully eligible................................      3,697       6,434
                                                                                   --------    --------
          Total.................................................................     15,150      17,605
Unrecognized transition obligation..............................................    (10,547)    (15,927)
Unrecognized (loss) gain........................................................        (82)        239
                                                                                   --------    --------
Accrued unfunded postretirement benefit cost....................................   $  4,521    $  1,917
                                                                                   --------    --------
                                                                                   --------    --------

     The discount rate used in determining the accumulated postretirement benefit obligation was 8% for fiscal 1995 and 1994. The assumed health care cost trend rate used to measure the accumulated postretirement benefit obligation was 13%, gradually declining 1% per year after fiscal year 1995 to an ultimate rate of 7% in fiscal year 2001. A 1% increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation as of June 30, 1995 by $633,000 and increase the service and interest cost for 1995 by $84,000.

13. COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

     Four actions were commenced in the United States District Court, District of Massachusetts by certain franchisees against A.F. Technologies, Inc. (AFT), the franchisor, First Brands Corporation, First Brands Properties Inc., Prestone Technology Systems, Inc., and Butler Corporation ('Defendants') for damages arising out of the AFT mobile recycling franchise business. First Brands Corporation and its wholly owned subsidiary, Prestone Technology Systems, sold recycling chemicals to the franchisees, and First Brands Properties licensed the 'Prestone' trademark to the franchisees. First Brands indemnified AFT against franchisee claims as a result of a prior settlement of claims asserted by First Brands and AFT against each other. First Brands indemnified Prestone Products Corporation against franchisee claims in connection with the sale of its Prestone business. Plaintiffs were seeking damages for the loss of Plaintiffs' investments and lost profits; treble damages; attorneys' fees and costs; and such other and further relief as the court deemed just.

     Although the Company believed that it had meritorious defenses to these actions and had filed Answers in each of the four actions and has denied all material allegations, in order to avoid prolonged litigation and accompanying expenses, costs and attorney fees, potential liability and the threat of treble damages, on September 19, 1995, the Company agreed to settle these cases for approximately $15.6 million. The Company believes that the alleged liability involved in these cases is subject to insurance which is sufficient to cover the amount of the settlement. The various primary and excess carriers have not yet agreed to accept liability.

     The Company has also commenced a suit against Butler Corporation claiming damages for Butler's alleged misrepresentations and negligence in Butler's disclosures to the Company and for franchisee claims which relate to the mobile recycling equipment and process technology developed by Butler Corporation. Butler Corporation has answered and counterclaimed in this suit and filed a cross claim in one of the franchisee actions for alleged negligence in providing chemical additives and misrepresentations concerning antifreeze recycling.

     The charge discussed in Note 1 which has been recorded to provide for costs associated with the above litigation has not been reduced by the expected insurance proceeds.

     In addition to the mobile recycling litigation mentioned above, the Company has been named as defendant in various claims arising as a normal part of its business. Based upon the facts available to date, management believes the Company has meritorious defenses to all these actions and that the ultimate resolution of these actions and claims will not have a material adverse effect on the Company's financial position or results of operations, after consideration of the previously mentioned charge.

OTHER

     Pursuant to the 1986 acquisition agreement, the Company assumed certain liabilities of Union Carbide, including most environmental liabilities connected with the acquisition of the worldwide home and automotive businesses of Union Carbide at the inception of the Company. To the extent that the Company incurs environmental liabilities which relate to conditions existing or actions taken prior to the closing date or which relate to compliance with any requirement of an environmental law or regulation which existed as of the date of the acquisition agreement, the Company will be entitled to indemnification from Union Carbide for 85% of such liabilities in excess of $10,000,000 (providing such liabilities are asserted and written notice of such assertion is given to Union Carbide within three years of the closing date), up to aggregate expenditures by Union Carbide for such liabilities (and certain other liabilities specified in the acquisition agreement) of $75,000,000. Based upon the facts available to date, while the Company does not believe that its liability will exceed the liability established at the acquisition date, it has notified Union Carbide that the amount may exceed the $10,000,000 liability, thereby triggering Union Carbide's indemnification.

     The Company is a party to a contract with Union Carbide that provides for the purchase of a substantial portion of the Company's primary raw material requirements for plastic wrap and bags through December 31, 1999. The pricing provisions in the Company's present supply contracts are designed to be responsive to market conditions of the relevant raw materials.

14. GEOGRAPHIC SEGMENT DATA

     The following is a summary of net sales, operating profit, and identifiable assets in the United States and internationally in 1995, 1994 and 1993:

                                                                    1995          1994          1993
                                                                 ----------    ----------    ----------
                                                                             (IN THOUSANDS)
Revenues:
     United States............................................   $  926,166    $  986,367    $  946,061
     International............................................      110,349        99,953        95,796
                                                                 ----------    ----------    ----------
          Total...............................................   $1,036,515    $1,086,320    $1,041,857
                                                                 ----------    ----------    ----------
                                                                 ----------    ----------    ----------
Operating profit:
     United States............................................   $  129,069    $  141,361    $  127,242
     International............................................        9,181         9,389        10,528
     Less corporate expense...................................      (19,403)      (20,275)      (19,089)
                                                                 ----------    ----------    ----------
          Total...............................................   $  118,847    $  130,475    $  118,681
                                                                 ----------    ----------    ----------
                                                                 ----------    ----------    ----------
Identifiable assets:
     United States............................................   $  754,220    $  744,769    $  767,907
     International............................................       85,726        69,216        62,310
                                                                 ----------    ----------    ----------
          Total...............................................   $  839,946    $  813,985    $  830,217
                                                                 ----------    ----------    ----------
                                                                 ----------    ----------    ----------

     Included in U.S. revenues are export sales totaling $37,201,000, $31,096,000 and $34,021,000 during the years ended June 30, 1995, 1994 and 1993, respectively. The Company does not believe that it is dependent on any single customer, however, sales to its largest customer in the year ended June 30, 1995, amounted to approximately 12% of total sales.

15. ACQUISITIONS

     On July 13, 1994, the Company purchased the cat litter and absorbent mineral assets of Excel Mineral Inc. and Excel International Inc. ('Excel'), for approximately $45,000,000. The assets include the JONNY CAT brand of premium cat care products.

     Effective May 1, 1995, the Company purchased, for approximately $8,700,000, 79% of the capital stock of Multifoil Holding (PTY) LTD ('Multifoil'). Multifoil is a South African manufacturer and marketer of plastic film products for consumers and the packaging industry.

     Both of the above acquisitions have been accounted for by the purchase method, and accordingly, the results of operations of Excel and Multifoil are included in the Company's Consolidated Statement of Income from the dates of acquisition. The excess of cost over net assets acquired is being amortized over a forty year period on a straight line basis.

16. INTERIM REPORTING (UNAUDITED)

                                                                            YEAR ENDED JUNE 30, 1995
                                                             ------------------------------------------------------
                                                                                 QUARTERS ENDED
                                                             ------------------------------------------------------
                                                             SEPTEMBER 30,    DECEMBER 31,    MARCH 31,    JUNE 30,
                                                                 1994             1994          1995         1995
                                                             -------------    ------------    ---------    --------
                                                                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Net sales.................................................     $ 264,167        $233,008      $ 247,932    $291,408
Gross profit..............................................       103,341          89,227         92,379     105,682
Income before extraordinary item..........................        15,074          11,842         14,254       2,020
Net income................................................        15,074           7,349         14,254       2,020
Per common share:
     Income before extraordinary item.....................     $    0.68        $   0.55      $    0.67    $   0.10
     Net income...........................................     $    0.68        $   0.34      $    0.67    $   0.10

                                                                            YEAR ENDED JUNE 30, 1994
                                                             ------------------------------------------------------
                                                                                 QUARTERS ENDED
                                                             ------------------------------------------------------
                                                             SEPTEMBER 30,    DECEMBER 31,    MARCH 31,    JUNE 30,
                                                                 1993             1993          1994         1994
                                                             -------------    ------------    ---------    --------
                                                                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Net sales.................................................     $ 279,813        $270,393      $ 244,364    $291,750
Gross profit..............................................       106,844         103,671         91,380     118,089
Net income................................................        16,372          16,392         11,387      16,015
Net income per common share...............................     $    0.74        $   0.74      $    0.51    $   0.72

                    INDEPENDENT AUDITORS' REPORT ON SCHEDULE

The Board of Directors and Stockholders
FIRST BRANDS CORPORATION:

     The audits referred to in our report dated September 19, 1995, included the related financial statement schedule for each of the years in the three-year period ended June 30, 1995, as listed in the index to Item 14 of this Annual Report on Form 10-K405. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     Our report refers to the Company's change in its method of accounting for postretirement benefits other than pensions as described in Notes 1 and 12 to the consolidated financial statements.

                                          KPMG PEAT MARWICK LLP

New York, New York
September 19, 1995

                                                                     SCHEDULE II

                   FIRST BRANDS CORPORATION AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                FOR THE YEARS ENDED JUNE 30, 1995, 1994 AND 1993

                                                                           ADDITIONS
                                                             BALANCE AT    CHARGED TO                         BALANCE
                                                             BEGINNING      COST AND                          AT END
                                                             OF PERIOD      EXPENSES     DEDUCTIONS(a)       OF PERIOD
                                                             ----------    ----------    -------------       ---------
                                                                                  (IN THOUSANDS)
                                                                         FOR THE YEAR ENDED JUNE 30, 1995
                                                             ---------------------------------------------------------
Allowance for doubtful accounts and discounts.............     $5,269       $ 35,648       $ (34,763)         $ 6,154
                                                             ----------    ----------    -------------       ---------
                                                             ----------    ----------    -------------       ---------

                                                                         FOR THE YEAR ENDED JUNE 30, 1994
                                                             ---------------------------------------------------------
Allowance for doubtful accounts and discounts.............     $5,529       $ 32,900       $ (33,160)         $ 5,269
                                                             ----------    ----------    -------------       ---------
                                                             ----------    ----------    -------------       ---------

                                                                         FOR THE YEAR ENDED JUNE 30, 1993
                                                             ---------------------------------------------------------
Allowance for doubtful accounts and discounts.............     $5,694       $ 28,316       $ (28,481)         $ 5,529
                                                             ----------    ----------    -------------       ---------
                                                             ----------    ----------    -------------       ---------

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

September 8, 1995

     Pursuant to the requirement of the Securities Exchange Act of 1934, this report has also been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                SIGNATURE                                      TITLE                              DATE
- ------------------------------------------  --------------------------------------------   -------------------

           /S/ ALFRED E. DUDLEY             Chairman and Director                           September 8, 1995
 .........................................
            (ALFRED E. DUDLEY)

        /S/ WILLIAM V. STEPHENSON           President, Chief Executive Officer and          September 8, 1995
 .........................................    Director
         (WILLIAM V. STEPHENSON)

          /S/ DONALD A. DESANTIS            Senior Vice President and Chief Financial       September 8, 1995
 .........................................    Officer
           (DONALD A. DESANTIS)

            /S/ ALAN C. EGLER               Director                                        September 8, 1995
 .........................................
             (ALAN C. EGLER)

                                            Director                                        September  , 1995
 .........................................
            (GARY E. GARDNER)

            /S/ JAMES R. MAHER              Director                                        September 8, 1995
 .........................................
             (JAMES R. MAHER)

           /S/ JAMES R. MCMANUS             Director                                        September 8, 1995
 .........................................
            (JAMES R. MCMANUS)

           /S/ DWIGHT C. MINTON             Director                                        September 8, 1995
 .........................................
            (DWIGHT C. MINTON)

             /S/ DENIS NEWMAN               Director                                        September 8, 1995
 .........................................
              (DENIS NEWMAN)

           /S/ ERVIN R. SHAMES              Director                                        September 8, 1995
 .........................................
            (ERVIN R. SHAMES)

           /S/ ROBERT G. TOBIN              Director                                        September 8, 1995
 .........................................
            (ROBERT G. TOBIN)

                                 EXHIBIT INDEX

  EXHIBIT
  NUMBER                                              DESCRIPTION OF EXHIBIT
- -----------  ---------------------------------------------------------------------------------------------------------
 3.1         --Restated Certificate of Incorporation of the Company, as amended by consent of the stockholders of  the
               Company  as of  April 11,  1991. Incorporated by  reference to  Exhibit 3.1 to  Form 10-K  filed by the registrant on September 25, 1992.
 3.2*        --By-Laws of the Company, as amended by consent of the stockholders of the Company as of  April 11, 1991, and as further  amended by  the Board  of Directors on  January 20,  1995, pursuant  to Article  Fifth,
               Section 3G of the Restated Certificate of Incorporation.
 4.1         --Indenture between the Company and United States Trust Company of New York, dated  as  of March 1, 1992, relating to the 9 1/8% Senior Subordinated Notes due 1999. Incorporated by reference to Exhibit 4.1  to
               Form 10-K filed by the Registrant on September 25, 1992.
 4.2         --Specimen 9 1/8% Senior Subordinated Note. Incorporated by reference to Exhibit 4.2  to  Form 10-K filed by the Registrant on September 25, 1992.
10.1         --Credit Agreement, dated as of  February 3, 1995, among the Company,  Chemical Bank,  as Agent, and  The
               Several  Lenders Parties thereto.  Incorporated by reference to  Exhibit 10.1 to  Form 10-Q for Quarter ended March 31, 1995, filed by the Registrant on May 11, 1995.
10.2   (a)   --Leasing Agreement between the Company and Citicorp  North America, Inc., relating to its  Glad  Plastic
               Bag  and  Wrap facility  in  Cartersville, Georgia,  dated  as of  November  16, 1993.  Incorporated by reference to Exhibit 10.2 to Form 10-Q for Quarter ended December 31, 1993, filed by the Registrant  on
               February 14, 1994.
       (b)   --Rider No. 1 thereto,  dated as of December  1, 1993. Incorporated by  reference  to  Exhibit 10.2(b) to
               Form 10-K filed by the Registrant on September 12, 1994.
       (c)   --Rider No. 2 thereto, dated  as of May 11, 1994. Incorporated  by reference  to Exhibit 10.2(c) to  Form
               10-K filed by the Registrant on September 12, 1994.
10.3         --Equipment Lease Agreement between the Company and PNC  Leasing Corp, relating  to  its Glad Plastic Bag and Wrap facility  in Rogers,  Arkansas, dated as  of October  15, 1993. Incorporated  by reference  to
               Exhibit  10.6 to Form 10-Q for Quarter ended December 31, 1993, filed by the Registrant on February 14,
               1994.
10.4   (a)   --Agreement dated December  23, 1994 between  the Company and Pitney  Bowes  Credit Corporation  ('Pitney
               Bowes')  to the exercise by the Company of an Early Purchase Option with regard to certain equipment at the Company's GLAD Plastic Wrap  and Bag facility at Rogers,  Arkansas. (This equipment was subject  to the  Equipment Lease Agreement dated as of December 23,  1991 between Pitney Bowes and the Company; the
               Equipment Lease Agreement was previously filed as and incorporated by reference to Exhibit 10.9 to Form
               S-1 filed by the Registrant on February 7, 1992.) Incorporated by reference to Exhibit 10.5(a) to  Form
               10-Q for Quarter ended December 31, 1994, filed by the Registrant on February 14, 1995.
       (b)   --Bill of Sale by Pitney Bowes dated December 23, 1994 for certain equipment  repurchased  by the Company pursuant to the Company's  exercise of the Early  Purchase Option provided for  in the Equipment  Lease
               Agreement.  Incorporated by reference  to Exhibit 10.5(b) to  Form 10-Q for  Quarter ended December 31,
               1994, filed by the Registrant on February 14, 1995.
10.5*        --Letters  dated May  4, 1995  and June  23, 1995  of the  Company and  NationaBanc  Leasing  Corporation
               ('NationsBanc'  -- successor in interest to  NationsBanc Leasing Corporation of Georgia), respectively, relating to the exercise by the Company of an Early Purchase Option with regard to certain equipment at the Company's GLAD plastic wrap and bag facility  in Amherst, Virginia. (This equipment was subject  to the  Equipment Lease  Agreement dated as  of June  25, 1992, between  NationsBanc and  the Company; the
               Equipment Lease Agreement was  previously filed as  and incorporated by reference  to Exhibit 10.14  to
               Form 10-K filed by the Registrant on September 25, 1992.)
10.6         --Purchase  Agreement,  dated   as  of  June 25,  1993,  between  the  Company  and  Nationsbanc  Leasing
               Corporation, relating to the sale and leaseback of certain equipment at the Company's GLAD plastic wrap and bag facility in Amherst, Virginia. Incorporated by reference to Exhibit 10.16 to Form 10-K filed by the Registrant on September 28, 1993.
10.7         --Equipment Lease  Agreement, dated as  of June 25,  1993, between the  Company and  Nationsbanc  Leasing
               Corporation, relating to the sale and leaseback of certain equipment at the Company's GLAD plastic wrap and bag facility in Amherst, Virginia. Incorporated by reference to Exhibit 10.17 to Form 10-K filed by the Registrant on September 29, 1993.

  EXHIBIT
  NUMBER                                              DESCRIPTION OF EXHIBIT
- -----------  ---------------------------------------------------------------------------------------------------------
10.8   (a)   --Sales Agreement, dated as of January 1, 1989 between Union Carbide  Chemicals &  Plastics Company, Inc.
               (formerly Union Carbide  Corporation) and the  Company, (confidential treatment  has been granted  with respect  to certain portions  of the Sales Agreement;  such portions were  omitted and filed separately with the Securities and  Exchange Commission). Incorporated  by reference to  Exhibit 10.22(b) to  Form
               10-K filed by the Registrant on September 19, 1989.
       (b)   --Sales Agreement, dated March 1,  1991, between Union Carbide Chemicals  and  Plastics  Company Inc. and
               the Company, (confidential treatment  has been granted  with respect to certain  portions of the  Sales
               Agreement,  such  portions  were  omitted  and  filed  separately  with  the  Securities  and  Exchange
               Commission). Incorporated by  reference to  Post-Effective Amendment  No. 1 to  Form S-1  filed by  the
               Registrant on June 12, 1991.
10.9         --Agreement between the Company and Metropolitan dated December 29, 1994,  for the purchase of the 13.25%
               Subordinated  Note due 2001  (the 'Note'), outstanding in  the principle amount  of $45,000,000, by the
               Company on January 4,  1995. (The Note was  issued pursuant to the  Note Purchase Agreement  ('Purchase
               Agreement')  dated as of July 1, 1986, between  the Company and Metropolitan Life Insurance Company and
               the Subordinated Notes Registration Rights Agreement ('Rights Agreement') dated as of July 1, 1986; the
               Purchase Agreement was previously filed as and incorporated  by reference to Exhibit 4(ii) to Form  S-1 filed by the Registrant on July 15, 1986; the Rights Agreement was previously filed as and incorporated by  reference to Exhibit 10(xii) to Form S-1 filed by the Registrant on July 15, 1986.) Incorporated by reference to Exhibit 10.11(b) to Form 10-Q for Quarter ended December 31, 1994, filed by the Registrant on February 14, 1995.
10.10        --Underwriting Agreement among the  Company, certain stockholders and  The  First Boston Corporation  and
               Merrill  Lynch & Co.,  Merrill Lynch, Pierce, Fenner  and Smith Incorporated  as representatives of the
               Several Underwriters, relating  to 8,400,000 shares  of Common  Stock of the  Company. Incorporated  by reference to Exhibit 1.1 to Form S-1 filed by the Registrant on March 5, 1991.
10.11        --Subscription Agreement among the Company, certain stockholders and Credit  Suisse  First Boston Limited and Merrill Lynch International Limited  as Managers, relating to 2,110,000  shares of Common Stock  of the  Company. Incorporated by reference to Exhibit 1.2 to  Form S-1 filed by the Registrant on March 5,
               1991.
10.12        --Underwriting Agreement,  dated as  of February  26, 1992,  between  the  Company and  The First  Boston
               Corporation,  relating to $100,000,000  in 9 1/8%  Senior Subordinated Notes  due 1999. Incorporated by
               reference to Exhibit 10.19 to Form 10-K filed by the Registrant on September 25, 1992.
10.13  (a)   --Pooling and Servicing Agreement, dated as of  May 21, 1992, between the  Company, First Brands  Funding
               Inc   and  Chemical  Bank,   as  Trustee,  relating   to  First  Brands   Funding  Master  Trust  trade
               receivables-backed financing. Incorporated by reference to Exhibit  10.20(a) to Form 10-K filed by  the
               Registrant on September 25, 1992.
       (b)   --Variable Funding Supplement thereto, dated  as of May 21, 1992.  Incorporated  by  reference to Exhibit
               10.20(b) to Form 10-K filed by the Registrant on September 25, 1992.
       (c)   --Amendment No. 1 thereto, dated as of December 22, 1993. Incorporated  by reference to Exhibit  10.18(c)
               to Form 10-Q for Quarter ended December 31, 1993, filed by the Registrant on February 14, 1994.
10.14        --Asset Purchase and  Sale Agreement, dated  as of May 21,  1992,  between  the  Company and First Brands
               Funding Inc,  relating  to  First  Brands Funding  Master  Trust  trade  receivables-backed  financing.
               Incorporated by reference to Exhibit 10.21 to Form 10-K filed by the Registrant on September 25, 1992.
10.15        --Asset  Purchase and  Sale Agreement,  dated as  of  May 21,  1992,  between  the  Company  and Himolene
               Incorporated, relating  to  First  Brands  Funding Master  Trust  trade  receivables-backed  financing.
               Incorporated by reference to Exhibit 10.22 to Form 10-K filed by the Registrant on September 25, 1992.
10.16        --Amended and Restated Letter of Credit Reimbursement  Agreement, dated  as  of December 2, 1993, between the Company, First Brands Funding Inc, Westdeutsche Landesbank Girozentrale, The Long-Term Credit  Bank
               of  Japan, Limited, and First Brands Funding Master  Trust, amending and restating the Letter of Credit
               Reimbrusement Agreement, dated as of May 21, 1992, relating to First Brands Funding Master Trust  trade receivables-backed financing. Incorporated by reference to Exhibit 10.21 to Form 10-Q for Quarter ended
               December 31, 1993, filed by the Registrant on February 14, 1994.

  EXHIBIT
  NUMBER                                              DESCRIPTION OF EXHIBIT
- -----------  ---------------------------------------------------------------------------------------------------------
10.17        --Amended Long-Term Incentive Plan. Incorporated by reference to Exhibit 10.34 to Form 10-K   filed by the
               Registrant on September 12, 1990.
10.18        --First Brands Corporation 1994 Performance Stock  Option and Incentive Plan.  Incorporated  by reference to Exhibit  A to  the Definitive  Proxy Statement  for Annual  Meeting of  Stockholders, filed  by  the
               Registrant on September 28, 1993.
10.19  (a)   --Purchase and  Sale Agreement, dated  as  of  June 30, 1994,  between  the  Registrant and Vestar/Freeze
               Holdings Corporation and Vestar Equity  Partners, L.P., relating to the  sale by the Registrant of  its businesses  of developing, manufacturing, marketing, selling and/or distributing automotive antifreeze, cooling system tools, cooling  system chemicals for  cleaning and sealing  leaks in automotive  cooling systems,  ice fighting products, PRESTONE brake fluid products, PRESTONE power steering fluid products, and PRESTONE transmission stop-leak fluid products, and antifreeze recycling business. Incorporated  by reference to Exhibit 2.1 to Form 8-K filed by the Registrant on September 12, 1994.
       (b)   --Amendment No. 1 thereto, dated as of August 25, 1994. Incorporated by reference  to Exhibit 2.2 to Form
               8-K filed by the Registrant on September 12, 1994.
11*          -- Computation of Net Income Per Common Share.
21*          -- Subsidiaries of Registrant.
23*          -- Consent of KPMG Peat Marwick LLP.
27*          -- EDGAR Financial Data Schedule.

- ------------

*  Filed herewith