Form 10-Q
period 1995-09-30
FIRST BRANDS CORP
filed 1995-11-13
CIK 797320

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


FOR QUARTER ENDED SEPTEMBER 30, 1995                      COMMISSION FILE NUMBER
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

                       YES  X                    NO
                           ---                      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           CLASS                                 Outstanding at October 31, 1995
           -----                                 -------------------------------
Common Stock, $.01 par value                             20,850,806 shares


                            FIRST BRANDS CORPORATION

                               INDEX TO FORM 10-Q


                                                                           PAGE
                                                                           ----

PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

Consolidated Condensed Statements of Income
 For the Three Month Periods
 Ended September 30, 1995 and 1994 ........................................    3

Consolidated Condensed Balance Sheets -
 September 30, 1995 and June 30, 1995 .....................................    4

Consolidated Condensed Statement of Stockholders'
 Equity - For the Three Month Period
 Ended September 30, 1995 .................................................    5

Consolidated Condensed Statements of Cash
 Flows - For the Three Month Periods
 Ended September 30, 1995 and 1994 ........................................    6

Notes to Consolidated Condensed Financial
 Statements ...............................................................   7-9

Item 2. Management's Discussion and Analysis
 of Results of Operations and Financial Condition .........................10-12

Independent Accountants' Report ...........................................   13


PART II - OTHER INFORMATION


Item 1. Legal Proceedings .................................................   14

Items 2 - 6 ...............................................................   14

SIGNATURE .................................................................   15



                            FIRST BRANDS CORPORATION
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                                           THREE MONTHS       THREE MONTHS
                                                               ENDED              ENDED
                                                           SEPTEMBER 30,      SEPTEMBER 30,
                                                               1995               1994
                                                           -------------      -------------
(in thousands - except per share amounts)


Net sales ..................................................   $250,789         $264,167

  Cost of goods sold .......................................    166,227          160,826

  Selling, general and
   administrative expenses .................................     48,455           67,161

  Amortization and other depreciation ......................      4,198            4,282

  Interest expense and amortization of debt discount
    and expense ............................................      4,314            4,967

  Discount on sale of receivables ..........................      1,037            1,194

  Other income (expense), net ..............................        178              349
                                                               --------         --------

Income before provision for income taxes ...................     26,736           26,086

Provision for income taxes .................................     11,203           11,012
                                                               --------         --------

Net income .................................................   $ 15,533         $ 15,074
                                                               ========         ========

Net income per common share and common
  equivalent share (Note 6) ................................      $0.73            $0.68
                                                                  =====            =====

Weighted average common and common
  equivalent shares outstanding (Note 6) ...................     21,219           22,053
                                                                 ======           ======






     SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                            FIRST BRANDS CORPORATION
                     CONSOLIDATED CONDENSED BALANCE SHEETS



                                                                    SEPTEMBER 30,             JUNE 30,
(Dollars in thousands, except share amounts)                            1995                   1995
                                                                 -------------------         --------
                                                                     (UNAUDITED)

ASSETS:
Cash and cash equivalents .......................................   $     9,522           $     5,225
Accounts and notes receivable - net .............................        98,149               121,763
Inventories .....................................................       153,568               156,245
Deferred tax assets .............................................        31,886                34,038
Prepaid expenses ................................................         3,100                 3,561
                                                                    -----------           -----------
  Total current assets ..........................................       296,225               320,832

Property, plant and equipment (net of accumulated
  depreciation of $95,466 and $88,447) ..........................       302,414               290,960
Patents, trademarks, proprietary technology
  and other intangibles (net of accumulated
  amortization of $173,478 and $170,584) ........................       199,946               202,323
Deferred charges and other assets (net of
  accumulated amortization of $50,550 and $50,214) ..............        25,841                25,831
                                                                    -----------           -----------
          Total assets ..........................................   $   824,426           $   839,946
                                                                    ===========           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:

Liabilities
Notes payable ...................................................   $    12,810           $     5,128
Current maturities of long-term debt ............................           870                   912
Accrued income and other taxes ..................................        27,542                27,279
Accounts payable ................................................        39,599                70,106
Accrued liabilities .............................................       107,752               144,863
                                                                    -----------           -----------
     Total current liabilities ..................................       188,573               248,288

Long-term debt ..................................................       196,958               166,279
Deferred taxes payable ..........................................        57,194                54,524
Deferred gain on sale of assets .................................         2,300                 2,637
Other long-term obligations .....................................        15,498                16,040

Stockholders' Equity
Preferred stock, $1 par value, 10,000,000
  shares authorized; none issued ................................          --                    --
Common stock, $0.01 par value,
  50,000,000 shares authorized; issued
  22,182,806 shares at September 30, 1995
  and 22,146,014 shares at June 30, 1995 ........................           222                   221
Capital in excess of par value ..................................       121,954               120,914
Cumulative foreign currency translation adjustment ..............        (6,432)               (7,173)
Common stock in treasury, at cost; 1,290,000 shares at
  September 30, 1995 and 1,210,700 at June 30, 1995 .............       (43,934)              (40,433)
Retained earnings ...............................................       292,093               278,649
                                                                    -----------           -----------
     Total stockholders' equity .................................       363,903               352,178
                                                                    -----------           -----------
          Total liabilities and stockholders' equity ............   $   824,426           $   839,946
                                                                    ===========           ===========


     SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                            FIRST BRANDS CORPORATION
            CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
              FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 1995
                                  (UNAUDITED)




                                                          Cumulative
                                              Capital       Foreign
                                 Common      in Excess     Currency
                                  Stock       of Par      Translation       Treasury         Retained
(in thousands)                  Par Value      Value      Adjustment          Stock          Earnings         Total
                                ---------    ---------    -----------       ---------        --------         -----
Balance as of
 June 30, 1995 ........           $221       $120,914        $(7,173)       $(40,433)       $278,649        $352,178

Exercise of
 Stock Options ........              1          1,040            --             --              --             1,041

Cash Dividends ........             --             --            --             --            (2,089)         (2,089)

Purchase of
 Treasury Stock .......             --             --            --            (3,501)          --            (3,501)

Net Income ............             --             --            --             --            15,533          15,533

Foreign Currency
 Translation Adjustment             --             --            741            --              --               741
                                  ----       --------        -------        --------        --------        --------
Balance as of
 September 30, 1995 ...           $222       $121,954        $(6,432)       $(43,934)       $292,093        $363,903
                                  ====       ========        =======        ========        ========        ========






     SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                            FIRST BRANDS CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                       THREE MONTHS         THREE MONTHS
                                                                                           ENDED                ENDED
                                                                                        SEPTEMBER 30,        SEPTEMBER 30,
  (in thousands)                                                                            1995                1994
                                                                                    --------------------   -------------
Cash flows from operating activities:
  Net income ...................................................................      $    15,533       $    15,074
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization ..............................................            8,824             8,718
    Deferred income taxes ......................................................            4,745               181
    Net loss on disposal of automotive service
      centers and sale of the Prestone business ................................             --                 348

  Change in certain non-cash  current assets and  liabilities,  net of effect of businesses sold and acquired:
       Decrease (increase) in accounts receivable ..............................           24,208            (7,622)
       Decrease in inventories .................................................            2,677             1,493
       Decrease in prepaid expenses ............................................              461               423
       Increase in accrued income and other taxes ..............................              263             7,245
       (Decrease) in accounts payable ..........................................          (30,507)          (19,408)
       (Decrease) increase in accrued liabilities ..............................          (37,111)           17,148
    Net change in current assets and current liabilities
     of businesses sold ........................................................             --             (21,024)
  Other changes ................................................................              162              (396)
                                                                                      -----------       -----------
      Total adjustments ........................................................          (26,278)          (12,894)
                                                                                      -----------       -----------

Net cash (used for) provided by operating activities ...........................          (10,745)            2,180
                                                                                      -----------       -----------

Cash flows from investing activities:
   Capital expenditures ........................................................           (7,890)           (7,119)
   Acquisition of leased assets ................................................           (9,797)             --
   Proceeds from sale of antifreeze/coolant and car
     care business, net of note received .......................................             --             142,000
   Acquisition of business .....................................................             --             (45,195)
                                                                                      -----------       -----------

Net cash (used for) provided by investing activities ...........................          (17,687)           89,686
                                                                                      -----------       -----------

Cash flows from financing activities:
    Increase (decrease) in revolving credit borrowings, net ....................           30,000            (3,700)
    Increase in other borrowings, net ..........................................            8,319               325
    (Decrease) in accounts receivable securitization, net ......................             --             (60,000)
    Purchase of common stock for treasury ......................................           (3,501)          (17,264)
    Dividends paid .............................................................           (2,089)           (1,762)
                                                                                      -----------       -----------

Net cash provided by (used for) financing activities ...........................           32,729           (82,401)
                                                                                      -----------       -----------

Net increase in cash and cash equivalents ......................................            4,297             9,465

Cash and cash equivalents at beginning of period ...............................            5,225            13,384
                                                                                      -----------       -----------

Cash and cash equivalents at end of period .....................................      $     9,522       $    22,849
                                                                                      ===========       ===========


     SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                            FIRST BRANDS CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

 Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated condensed financial statements include all adjustments (all of which were of a normal recurring nature) necessary to fairly present the results of operations for the interim periods. Certain prior year amounts have been reclassified to conform with the current year's presentation. All material intercompany transactions and balances have been eliminated. The results of operations for the three month period ended September 30, 1995 are not necessarily indicative of the results for a full year.

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

On August 26, 1994, the Company sold the Prestone antifreeze/coolant and car care business. The net assets of that business have been removed from the balance sheet, resulting in a gain during fiscal 1995 which was included in other income (expense), net, in the Consolidated Condensed Statement of Income. Sales from the PRESTONE business were $31,684,000 for the period ended August 25, 1994, and together with the operating results of this business, through such dates, are included in the fiscal 1995 period.

 Inventories

Inventories were comprised of:


                                        September 30,          June 30,
                                            1995                1995
                                        ------------           --------
                                                (in thousands)
      Raw materials ................     $  27,374           $  28,766
      Work-in-process ..............         5,844               5,531
      Finished goods ...............       120,350             121,948
                                         ---------           ---------
          Total ....................     $ 153,568           $ 156,245
                                         =========           =========


2.  Long-term Debt

First Brands had long-term debt outstanding as of September 30, 1995 and June 30, 1995 as follows:


                                                                     September 30,           June 30,
                                                                          1995                 1995
                                                                     -------------           --------
                                                                                  (in thousands)
Senior Debt:
     $300,000,000 Revolving Credit Facility, 5 year term
       expiring  December  1999,  interest at prime rate,
       LIBOR plus .30% or CD rate plus .425%; facility
       fee of .20%.............................................      $     90,000           $  60,000
     Other.....................................................             7,828               7,191
                                                                       ----------          ----------
                                                                           97,828              67,191
     Less: current maturities..................................              (870)              (912)
                                                                      -----------        -----------
         Senior Debt...........................................            96,958              66,279
                                                                       ----------          ----------

Subordinated Debt:
     9 1/8% Senior Subordinated Notes Due 1999.................           100,000             100,000
                                                                        ---------           ---------
             Total Long-term debt..............................         $ 196,958           $ 166,279
                                                                        =========           =========


The Company's revolving credit facility has no compensating balance requirements, however, it does contain certain restrictive covenants pertaining to the ratio of subordinated debt to equity, dividend payments and capital stock repurchases.

The 9 1/8% Senior Subordinated Notes Indenture has restrictive covenants or limitations on the payment of dividends, the distribution of capital stock or the redeeming of capital stock, as well as limitations on Company and subsidiary debt and limitations on the sale of assets.

First Brands was in compliance with all the covenants of all debt agreements at September 30, 1995.


3. Accounts Receivable

During the first quarter of fiscal 1996, the Company renegotiated its agreement to sell a $100,000,000 fractional ownership interest, without recourse, in a defined pool of eligible trade accounts receivable. Under the terms of the renegotiated agreement, this facility will automatically renew each year and the facility servicing fees have been reduced. The fractional interest sold as of September 30, 1995 totalled $60,000,000. The amounts sold are reflected as a reduction in accounts receivable on the accompanying balance sheets and costs associated with this program are recorded on the Consolidated Condensed Statements of Income as discount on sale of receivables.


4.  Notes Payable

Notes payable at September 30, 1995 of $12,810,000 consisted of $9,800,000 outstanding of a $10,000,000 unsecured domestic line of credit and international subsidiaries' working capital borrowings with local lenders. The Company's international working capital credit facilities aggregated $27,931,000, of which $24,921,000 was available at September 30, 1995. The international facilities are generally secured by the assets of the respective subsidiaries, with approximately $1,474,000 of the availability at one subsidiary being guaranteed by First Brands Corporation (U.S.).

5.  Taxes

The provision for income tax expense for the three months ended September 30, 1995 and 1994 consists of the following:


                                                          Three Months
                                                              Ended
                                                          September 30,
                                                     -----------------------
                                                       1995          1994
                                                       ----          ----
(in thousands)
       Current:
         Federal.............................        $ 4,752        $ 7,953
         State...............................          1,014          1,925
         Foreign.............................            692            953
                                                      ------        -------
             Total current...................          6,458         10,831
       Deferred:
         Federal.............................          3,915            192
         State...............................            868             30
         Foreign.............................            (38)           (41)
                                                     -------        -------
             Total deferred..................          4,745            181
                                                      ------        -------
                 Total provision.............       $ 11,203       $ 11,012
                                                      ======         ======



6.  Earnings Per Share

Net income per share has been computed using the weighted average number of common shares and common share equivalents outstanding for the periods.

During the first quarter of fiscal 1996 the Company paid to its shareholders cash dividends of $ 0.10 cents per share.

                            FIRST BRANDS CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion and analysis of the consolidated results of operations for the three month periods ended September 30, 1995 should be read in conjunction with the accompanying unaudited Consolidated Condensed Financial Statements and related Notes. The Company is primarily engaged in the development, manufacture, marketing and sale of branded and private label consumer products for the home and automotive markets. The Company's products which include 'GLAD', 'GLAD-LOCK' 'STP', 'SIMONIZ', 'SCOOP AWAY', 'EVER CLEAN' and 'JONNY CAT' can be found in large mass merchandise stores, chain supermarkets and other retail outlets. The Company believes that the significant market positions occupied by its products are attributable to brand name recognition, comprehensive product offerings, continued product innovation, strong emphasis on vendor support and aggressive advertising and promotion.

The Prestone antifreeze/coolant and car care business was sold on August 26, 1994. Financial data below includes the operating information related to this business while it was still a part of the Company. Therefore, comparison of results of operations between the two time periods should take the effect of the divested business into consideration.

Results of Operations

The following table sets forth the percentages of net sales of the Company represented by the components of income and expense for the three month periods ended September 30, 1995 and 1994.


                                                                  Three Months
                                                                      Ended
                                                                  September 30,
                                                               -------------------
                                                                1995         1994
                                                                ----         ----
    Net sales...........................................       100.0%       100.0%

    Cost of goods sold..................................        66.3         60.9
                                                               ------       -----

    Gross profit........................................        33.7         39.1

    Selling, general, and
      administrative expenses...........................        19.3         25.4

    Amortization and other depreciation.................         1.7          1.6

    Interest expense and amortization of debt
      discount and expense..............................         1.7          1.9

    Discount on sale of receivables.....................         0.4          0.4

    Other income (expense), net.........................         0.1          0.1
                                                                -----        ----

    Income before provision for income taxes.............       10.7          9.9

    Provision for income taxes...........................        4.5          4.2
                                                                -----        ----

    Net income...........................................        6.2%         5.7%
                                                                ====         ====


         Quarter ended September, 30 1995 Compared to the Quarter ended
                               September 30, 1994

Sales for the first quarter of fiscal 1996 were $250,789,000, 95% of the prior year's first quarter sales of $264,167,000 which included sales of $31,684,000, for the Prestone antifreeze/coolant and car care business ('the divested business') . On a proforma basis (excluding sales from the divested business, which was sold on August 26, 1994) fiscal 1996 first quarter sales were 8% above the prior year's comparable sales of $232,483,000. During the quarter, plastic wrap and bag product sales increased 6%, due primarily to higher domestic disposer bag and food category sales, along with the continued growth in the Company's international business. Automotive sales were up 5% due to strong international and export performance, partially offset by soft domestic sales reflecting an overall sluggish retail market. Cat litter sales were 28% above last year due to continued market growth and share gains of the SCOOP AWAY and EVERCLEAN brands, along with distribution and market share gains made by the JONNY CAT brand.

Cost of goods sold for the quarter was $166,227,000, 103% of last year's $160,826,000. Excluding the divested business, cost of goods sold for the quarter was 19% above the prior year's $139,658,000, with the higher costs due to increased volumes and higher polyethylene raw material costs.

Gross profit for the quarter of $84,562,000 (33.7% of sales) was 82% of last year's $103,341,000 (39.1% of sales). Excluding the divested business, the gross profit for the quarter was 91% of the prior year's $92,825,000 (39.9% of sales). Proforma gross profit for the quarter was below the prior year's level due to the aforementioned higher raw material costs and a less favorable sales mix during the current year.

Selling, general and administrative expenses during the quarter of $48,455,000 (19.3% of sales), were 72% of last year's first quarter expenditures of $67,161,000. Excluding the divested business, expenses for the quarter were 82% of the prior year's $59,321,000 (25.5% of sales). Lower selling expense during the quarter reflects corporate reductions in response to the higher raw material costs as well as a shift in the timing of certain automotive promotional spending.

Amortization and other depreciation expense of $4,198,000 was 98% of the prior year's $4,282,000. Interest expense of $4,314,000 for the quarter was 87% of the prior year, reflecting last year's higher average debt level, particularly before the August, 1994 sale of the Prestone business, and the repurchase of high yield debt. Discount on sale of receivables reflects the costs associated with the sale of a fractional ownership interest, without recourse, in a defined pool of the Company's eligible trade accounts receivable.

The Company's effective tax rate for the first quarter of both fiscal 1996 and 1995 was approximately 42%. The provision for income taxes for the first quarter of fiscal 1996 was $11,203,000, 102% of the prior year, reflecting increased pre-tax income.


                              Financial Condition

Worldwide credit facilities in place at September 30, 1995 aggregated $338,944,000 of which $231,649,000 was available, but unused. The Company expects to borrow or repay up to $20,000,000 from these credit facilities over the next twelve months, primarily for working capital purposes.

The Company's current forecast for the 1996 fiscal year reflects capital expenditures of approximately $38,000,000, and fixed payments (interest, principal, discount on sale of receivables and lease payments) of approximately $42,000,000.

Based on the Company's ability to generate funds from operations and the availability of credit under its financing facilities, management believes it will have the funds necessary to meet all of its described financing requirements and all other financial obligations.


               REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

First Brands' independent certified public accountants have performed a limited review of the financial information furnished herein in accordance with standards established by the American Institute of Certified Public Accountants. The Independent Accountants' Report is presented on Page 13 of this report.

                        Independent Accountants' Report




The Board of Directors
First Brands Corporation:

We have reviewed the consolidated condensed balance sheet of First Brands Corporation and subsidiaries as of September 30, 1995, and the related consolidated condensed statements of income and cash flows for the three-month periods ended September 30, 1995 and 1994, and the consolidated condensed statement of stockholders' equity for the three-month period ended September 30, 1995. These consolidated condensed financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of First Brands Corporation and subsidiaries as of June 30, 1995, and the related consolidated statement of income, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated September 19, 1995, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of June 30, 1995, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                            /s/ KPMG Peat Marwick LLP

                                           KPMG Peat Marwick LLP


New York, New York
November 1, 1995

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


Item 3.        Defaults Upon Senior Securities
               None.


Item 4.        Submission of Matters to a Vote of Security Holders
               None.


Item 5.        Other Information
               None.


Item 6.        Exhibits and Reports on Form 8-K

                 A. Exhibit Index:


Exhibit
Number                       Description of Exhibit
------                       ----------------------
11*              -- Computation of Net Income Per Common Share.
15*              -- Accountants' Acknowledgment
27*              -- EDGAR Financial Data Schedule.



------------
* Filed herewith


                 B. Reports on Form 8-K
                  None.

                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             FIRST BRANDS CORPORATION
                                                   (Registrant)







Date:  November 8th, 1995                   By:/s/ Donald A. DeSantis
       ------------------                      ----------------------
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