Form 10-Q
period 1995-12-31
FIRST BRANDS CORP
filed 1996-02-12
CIK 797320

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


FOR QUARTER ENDED DECEMBER 31, 1995                    COMMISSION FILE NUMBER
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
          P.O. Box 191
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

          CLASS                                Outstanding at January 31, 1996
Common Stock, $.01 par value                           20,803,126 shares

                            FIRST BRANDS CORPORATION

                               INDEX TO FORM 10-Q

                                                                                                       PAGE
PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

Consolidated Condensed Statements of Income
 For the Three Month Periods
 Ended December 31, 1995 and 1994......................................................                  3

Consolidated Condensed Statements of Income
 For the Six Month Periods
 Ended December 31, 1995 and 1994......................................................                  4

Consolidated Condensed Balance Sheets -
 December 31, 1995 and June 30, 1995...................................................                  5

Consolidated Condensed Statement of Stockholders'
 Equity - For the Six Month Period
 Ended December 31, 1995...............................................................                  6

Consolidated Condensed Statements of Cash
 Flows - For the Six Month Periods
 Ended December 31, 1995 and 1994......................................................                  7

Notes to Consolidated Condensed Financial
 Statements............................................................................               8-10

Item 2.   Management's Discussion and Analysis
 of Results of Operations and Financial Condition......................................              11-13

Independent Accountants' Report........................................................                 14


PART II - OTHER INFORMATION


Item 1. Legal Proceedings..............................................................                 15

Items 2 - 6............................................................................              15-19

SIGNATURE..............................................................................                 20
---------


                            FIRST BRANDS CORPORATION
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                    THREE MONTHS                 THREE MONTHS
                                                                        ENDED                        ENDED
                                                                    DECEMBER 31,                 DECEMBER 31,
                                                                        1995                         1994
                                                                    ------------                 -------------
(in thousands - except per share amounts)

Net sales...................................................          $  263,084                      $  233,008

  Cost of goods sold........................................             172,956                         143,781

  Selling, general and
   administrative expenses..................................              57,283                          59,178

  Amortization and other depreciation.......................               3,592                           3,836

  Interest expense and amortization of debt
    discount and expense....................................               4,572                           4,573

  Discount on sale of receivables...........................               1,018                             742

  Other income (expense), net...............................               1,508                            (591)
                                                                       ---------                       ---------

Income before provision for income taxes
  and extraordinary loss....................................              25,171                          20,307

Provision for income taxes..................................              10,534                           8,465
                                                                      ----------                        --------

Income before extraordinary loss............................              14,637                          11,842

Extraordinary loss relating to the repurchase
  of subordinated note, net of taxes........................                -                             (4,493)
                                                                    ------------                        --------

Net income..................................................           $  14,637                        $  7,349
                                                                       =========                        ========


Per common share and common equivalent share (Note 6):
   Income before extraordinary loss ........................             $  0.69                         $  0.55
   Extraordinary loss.......................................                 -                              (.21)
                                                                        --------                        --------
   Net income...............................................             $  0.69                         $  0.34
                                                                         =======                         =======

Weighted average common and common
  equivalent shares outstanding (Note 6)....................              21,281                          21,449
                                                                        ========                       =========


     SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                            FIRST BRANDS CORPORATION
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                     SIX MONTHS                   SIX MONTHS
                                                                        ENDED                        ENDED
                                                                    DECEMBER 31,                 DECEMBER 31,
                                                                        1995                         1994
                                                                    ------------                 -------------
(in thousands - except per share amounts)

Net sales...................................................          $  513,873                      $  497,175

  Cost of goods sold........................................             339,183                         304,607

  Selling, general and
   administrative expenses..................................             105,738                         126,339

  Amortization and other depreciation.......................               7,790                           8,118

  Interest expense and amortization of debt
    discount and expense....................................               8,886                           9,540

  Discount on sale of receivables...........................               2,055                           1,936

  Other income (expense), net...............................               1,686                            (242)
                                                                       ---------                      ----------

Income before provision for income taxes
  and extraordinary loss....................................              51,907                          46,393

Provision for income taxes..................................              21,737                          19,477
                                                                      ----------                       ---------

Income before extraordinary loss............................              30,170                          26,916

Extraordinary loss relating to the repurchase
  of subordinated note, net of taxes........................                -                             (4,493)
                                                                       ---------                       ---------

Net income..................................................           $  30,170                       $  22,423
                                                                       =========                       =========


Per common share and common equivalent share (Note 6):
   Income before extraordinary loss ........................             $  1.42                         $  1.24
   Extraordinary loss.......................................                 -                              (.21)
                                                                         -------                         -------
   Net income...............................................             $  1.42                         $  1.03
                                                                         =======                         =======

Weighted average common and common
  equivalent shares outstanding (Note 6)....................              21,286                          21,751
                                                                        ========                       =========






     SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                            FIRST BRANDS CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                        DECEMBER 31,                   JUNE 30,
(in thousands, except share amounts)                                       1995                          1995
                                                                        ------------                   --------
                                                                        (UNAUDITED)
ASSETS:
Cash and cash equivalents.......................................         $    10,744                  $    5,225
Accounts and notes receivable - net.............................             106,471                     121,763
Inventories.....................................................             143,565                     156,245
Deferred tax assets.............................................              34,670                      34,038
Prepaid expenses................................................               4,041                       3,561
                                                                           ---------                    --------
  Total current assets..........................................             299,491                     320,832

Property, plant and equipment (net of accumulated
  depreciation of $101,459 and $88,447).........................             304,317                     290,960
Patents, trademarks, proprietary technology
  and other intangibles (net of accumulated
  amortization of $176,018 and $170,584)........................             180,737                     202,323
Deferred charges and other assets (net of
  accumulated amortization of $50,994 and $50,214)..............              24,897                      25,831
                                                                           ---------                   ---------
          Total assets..........................................           $ 809,442                   $ 839,946
                                                                           =========                   =========

LIABILITIES AND STOCKHOLDERS' EQUITY:

Liabilities
Notes payable...................................................        $     12,916                 $     5,128
Current maturities of long-term debt............................                 955                         912
Accrued income and other taxes..................................               7,696                      27,279
Accounts payable................................................              33,918                      70,106
Accrued liabilities.............................................              91,588                     144,863
                                                                          ----------                  ----------
     Total current liabilities..................................             147,073                     248,288

Long-term debt..................................................             207,825                     166,279
Deferred taxes payable..........................................              66,551                      54,524
Deferred gain on sale of assets.................................               1,732                       2,637
Other long-term obligations.....................................              15,537                      16,040

Stockholders' Equity
Preferred stock, $1 par value, 10,000,000
  shares authorized; none issued................................                  -                           -
Common stock, $0.01 par value,
  50,000,000 shares authorized; issued
  22,261,681 shares at December 31, 1995
  and 22,146,014 shares at June 30, 1995........................                 223                         221
Capital in excess of par value..................................             124,181                     120,914
Cumulative foreign currency translation adjustment..............              (7,473)                     (7,173)
Common stock in treasury, at cost; 1,446,000 shares at
  December 31, 1995 and 1,210,700 at June 30, 1995..............             (50,328)                    (40,433)
Retained earnings...............................................             304,121                     278,649
                                                                           ---------                   ---------
     Total stockholders' equity.................................             370,724                     352,178
                                                                           ---------                   ---------
          Total liabilities and stockholders' equity............           $ 809,442                   $ 839,946
                                                                           =========                   =========


     SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                            FIRST BRANDS CORPORATION
            CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                FOR THE SIX MONTH PERIOD ENDED DECEMBER 31, 1995
                                   (UNAUDITED)





                                                          Cumulative
                                              Capital       Foreign
                                 Common      in Excess     Currency
                                  Stock       of Par      Translation    Treasury         Retained
(in thousands)                  Par Value      Value      Adjustment       Stock          Earnings        Total
                                ---------    ---------    -----------    ---------        --------        -----

Balance as of
 June 30, 1995 ..............    $ 221      $ 120,914      $ (7,173)     $ (40,433)     $ 278,649       $ 352,178

Exercise of
 Stock Options...............        2          3,267          -              -               -             3,269

Cash Dividends...............       -             -            -              -            (4,698)         (4,698)

Purchase of
 Treasury Stock..............       -             -            -            (9,895)           -            (9,895)

Net Income...................       -             -            -              -            30,170          30,170

Foreign Currency
 Translation Adjustment......      -           -               (300)          -               -              (300)
                                ------   ------------        -------  -------------  ------------     ------------

Balance as of
 December 31, 1995...........    $ 223      $ 124,181      $ (7,473)     $ (50,328)     $ 304,121       $ 370,724
                                 =====      =========      =========     ==========     =========       =========












     SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                            FIRST BRANDS CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                         SIX MONTHS              SIX MONTHS
                                                                            ENDED                   ENDED
                                                                        DECEMBER 31,             DECEMBER 31,
  (in thousands)                                                            1995                     1994
                                                                    --------------------      -------------
Cash flows from operating activities:
  Net income...................................................                  $ 30,170          $ 22,423
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization..............................                    18,624            17,593
    Deferred income taxes......................................                    11,386             4,215
    Loss on repurchase of subordinated note....................                   -                   7,463
    Net loss on disposal of automotive service
      centers and sale of the Prestone business................                   -                     348

  Change in certain non-cash  current assets and  liabilities, net of effect of businesses sold and acquired:
       Decrease (increase) in accounts receivable..............                    16,128            (7,328)
       Decrease (increase) in inventories......................                    12,680           (16,448)
       (Increase) decrease in prepaid expenses.................                      (480)              936
       (Decrease) in accrued income and other taxes............                    (3,041)           (6,415)
       (Decrease) in accounts payable..........................                   (36,188)           (8,451)
       (Decrease) increase in accrued liabilities..............                   (53,275)            6,086
    Net change in current assets and current liabilities
     of businesses sold........................................                   -                 (21,024)
  Other changes................................................                    (1,895)           (2,650)
                                                                                 ---------         ---------
      Total adjustments........................................                   (36,061)          (25,675)
                                                                                 ---------         ---------
Net cash (used for) operating activities.......................                    (5,891)           (3,252)
                                                                                 ---------         ---------

Cash flows from investing activities:
   Capital expenditures........................................                   (16,846)           (14,805)
   Acquisition of leased assets................................                    (9,797)           (13,240)
   Proceeds from sale of antifreeze/coolant and car
     care business, net of note received.......................                      -               142,000
   Acquisition of business.....................................                      -               (45,195)
   Other.......................................................                      -                (4,900)
                                                                                ---------           ---------
Net cash (used for) provided by investing activities...........                   (26,643)            63,860
                                                                                ---------           ---------

Cash flows from financing activities:
    Increase in revolving credit borrowings, net...............                    41,100             29,300
    Increase in other borrowings, net..........................                     8,277                305
    (Decrease) in accounts receivable securitization, net......                     -                (45,000)
    Proceeds from exercise of stock options....................                     3,269                487
    Purchase of common stock for treasury......................                    (9,895)           (34,793)
    Dividends paid.............................................                    (4,698)            (3,829)
                                                                                  ---------         ---------
Net cash provided by (used for) financing activities...........                    38,053            (53,530)
                                                                                  ---------         ---------

Net increase in cash and cash equivalents......................                     5,519              7,078

Cash and cash equivalents at beginning of period...............                     5,225             13,384
                                                                                  ---------         --------

Cash and cash equivalents at end of period.....................                  $ 10,744           $ 20,462
                                                                                  ========          ========


     SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.
                                       -7-

                            FIRST BRANDS CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated condensed financial statements include all adjustments (all of which were of a normal recurring nature) necessary to fairly present the results of operations for the interim periods. Certain prior year amounts have been reclassified to conform with the current year's presentation. All material intercompany transactions and balances have been eliminated. The results of operations for the six month period ended December 31, 1995 are not necessarily indicative of the results for a full year.

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

 INVENTORIES


Inventories were comprised of:
                                                                      December 31,           June 30,
                                                                           1995                1995
                                                                      -----------            -------
                                                                                  (in thousands)
     Raw materials.............................................        $   27,740          $   28,766
     Work-in-process...........................................             5,929               5,531
     Finished goods............................................           109,896             121,948
                                                                        ---------           ---------
         Total.................................................         $ 143,565           $ 156,245
                                                                        =========           =========


2.  LONG-TERM DEBT

First Brands had long-term debt outstanding as of December 31, 1995 and June 30, 1995 as follows:

                                                                        December 31,         June 30,
                                                                             1995              1995
                                                                        ------------         -------
Senior Debt:                                                                      (in thousands)
     $300,000,000 Revolving Credit Facility, 5 year term
       expiring  December  1999,  interest at prime rate,
       LIBOR plus .30% or CD rate plus .425%; facility
       fee of .20%.............................................       $   101,100           $  60,000
     Other.....................................................             7,680               7,191
                                                                       ----------          ----------
                                                                          108,780              67,191
     Less: current maturities..................................              (955)               (912)
                                                                      -----------          ----------
         Senior Debt...........................................           107,825              66,279
                                                                       ----------          ----------

Subordinated Debt:
     9 1/8% Senior Subordinated Notes Due 1999.................           100,000             100,000
                                                                        ---------           ---------
             Total Long-term debt..............................         $ 207,825           $ 166,279
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

First Brands was in compliance with all the covenants of all debt agreements at December 31, 1995.


3. ACCOUNTS RECEIVABLE

During the first quarter of fiscal 1996, the Company renegotiated its agreement to sell a $100,000,000 fractional ownership interest, without recourse, in a defined pool of eligible trade accounts receivable. Under the terms of the renegotiated agreement, this facility will automatically renew each year and the facility servicing fees have been reduced. The fractional interest sold as of December 31, 1995 totalled $60,000,000. The amounts sold are reflected as a reduction in accounts receivable on the accompanying balance sheets and costs associated with this program are recorded on the Consolidated Condensed Statements of Income as discount on sale of receivables.


4.  NOTES PAYABLE

Notes payable at December 31, 1995 of $12,916,000 consisted of a fully utilized $10,000,000 unsecured domestic line of credit and $2,916,000 of the Company's international subsidiaries' working capital borrowings with local lenders. The Company's international current and long-term working capital credit facilities aggregated $27,610,000, of which $21,364,000 was available at December 31, 1995. The international facilities are generally secured by the assets of the respective subsidiaries, with approximately $1,474,000 of the availability at one subsidiary being guaranteed by First Brands Corporation (U.S.).

5.  TAXES

The provision for income tax expense for the three and six months ended December 31, 1995 and 1994 consists of the following:

                                                          Three Months                    Six Months
                                                              Ended                          Ended
                                                           December 31,                   December 31,
                                                       -----------------               -----------------
                                                       1995          1994              1995         1994
                                                       ----          ----              ----         ----
(in thousands)
       Current:
         Federal.............................        $ 2,494        $ 3,076         $ 7,246      $ 11,029
         State...............................            496            623           1,510         2,548
         Foreign.............................            903            732           1,595         1,685
                                                     -------         ------          ------        ------
             Total current...................          3,893          4,431          10,351        15,262
       Deferred:
         Federal.............................          5,017          3,354           8,932         3,546
         State...............................          1,751            733           2,619           763
         Foreign.............................           (127)           (53)           (165)          (94)
                                                     -------         ------         -------       -------
             Total deferred..................          6,641          4,034          11,386         4,215
                                                      ------          -----          ------        ------
                 Total provision.............       $ 10,534        $ 8,465        $ 21,737      $ 19,477
                                                      ======          =====          ======        ======



6.  EARNINGS PER SHARE

Net income per share has been computed using the weighted average number of common shares and common share equivalents outstanding for the periods.

During the first and second quarters of fiscal 1996 the Company paid to its shareholders cash dividends of $ 0.10 and $0.125 cents per share, respectively.

                            FIRST BRANDS CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion and analysis of the consolidated results of operations for the three and six month periods ended December 31, 1995 should be read in conjunction with the accompanying unaudited Consolidated Condensed Financial Statements and related Notes. The Company is primarily engaged in the development, manufacture, marketing and sale of branded and private label consumer products for the home and automotive markets. The Company's products which include "GLAD", "GLAD-LOCK" "STP", "SIMONIZ", "SCOOP AWAY", "EVER CLEAN" and "JONNY CAT" can be found in large mass merchandise stores, chain supermarkets and other retail outlets. The Company believes that the significant market positions occupied by its products are attributable to brand name recognition, comprehensive product offerings, continued product innovation, strong emphasis on vendor support and aggressive advertising and promotion.

The Prestone antifreeze/coolant and car care business was sold on August 26, 1994. Financial data below includes the operating information related to this business while it was still a part of the Company. Therefore, comparison of results of operations between the six month periods should take the effect of the divested business into consideration.

RESULTS OF OPERATIONS

The following table sets forth the percentages of net sales of the Company represented by the components of income and expense for the three and six month periods ended December 31, 1995 and 1994.


                                                                  Three Months               Six Months
                                                                      Ended                     Ended
                                                                  December 31,              December 31,
                                                                -----------------        ----------------
                                                                1995         1994        1995         1994
                                                                ----         ----        ----         ----

    Net sales...........................................       100.0%       100.0%      100.0        100.0
    Cost of goods sold..................................        65.7         61.7        66.0         61.3
                                                               ------       ------      ------       -----
    Gross profit........................................        34.3         38.3        34.0         38.7
    Selling, general, and
      administrative expenses...........................        21.8         25.4        20.6         25.4
    Amortization and other depreciation.................         1.4          1.6         1.5          1.6
    Interest expense and amortization of debt
      discount and expense..............................         1.7          2.0         1.7          1.9
    Discount on sale of receivables.....................         0.4          0.3         0.4          0.4
    Other income (expense), net.........................         0.6         (0.3)        0.3          (0.1)
                                                                -----       ------       -----        -----
    Income before provision for income taxes
      and extraordinary loss.............................        9.6          8.7        10.1          9.3
    Provision for income taxes...........................        4.0          3.6         4.2          3.9
                                                                -----        -----       -----        ----
    Income before extraordinary loss.....................        5.6          5.1         5.9          5.4
    Extraordinary loss relating to the repurchase
      of subordinated notes, net of taxes................        --           1.9         --           0.9
                                                               ------        -----      ------        ----
    Net income...........................................        5.6%         3.2%        5.9%         4.5%
                                                                ====         ====        ====         ====

   QUARTER AND SIX MONTHS ENDED DECEMBER, 31 1995 COMPARED TO THE QUARTER AND
                       SIX MONTHS ENDED DECEMBER 31, 1994

Sales for the three month period ended December 31, 1995 were $263,084,000, 13% ahead of last year's $233,008,000. For the six month period, sales were $513,873,000, 103% of the prior year's $497,175,000. On a proforma basis (excluding sales of $31,684,000 from the divested Prestone antifreeze/coolant and car care business which was sold on August 26, 1994) fiscal 1996 six month sales were 10% above the prior year's comparable sales of $465,491,000. Plastic wrap and bag sales increased 18% during the quarter due to strong growth in the GLAD-LOCK line and higher disposer bag and food category sales, along with the continued growth in the Company's international business. Sales from the Company's new South African business contributed 5% to the growth in the plastic wrap and bag business. Strong quarterly sales brought year-to-date sales of plastic wrap and bag products to 112% of the prior year's level. Automotive sales for the quarter and year-to-date were flat, reflecting an overall sluggish domestic retail market. For the three and six month periods, cat litter sales were above the comparable prior year levels by 15% and 20%, respectively, due to continued market and share growth of the SCOOP AWAY and EVER CLEAN brands, along with distribution and market share gains made by the JONNY CAT brand.

Cost of goods sold for the quarter was $172,956,000, 120% of last year's $143,781,000. For the six month period, cost of goods sold was $339,183,000, 111% of the prior year's $304,607,000. Excluding costs associated with the divested business, cost of goods sold year-to-date are 120% of last year's proforma cost of $283,439,000. For the three and six month periods, increased volumes and higher polyethylene raw material costs were primarily responsible for the higher costs.

Gross profit for the quarter of $90,128,000 (34.3% of sales) was 101% of last year's $89,227,000 (38.3% of sales). Year-to-date, gross profit was $174,690,000 (34.0% of sales), 91% of last year's $192,568,000 (38.7% of sales). Excluding the divested business, the six month gross profit was 96% of the prior year's proforma gross profit of $182,052,000 (39.1% of sales). For the quarter and the proforma year-to-date results, the higher gross profit dollars came from increased sales, while the reduced margin was primarily due to the aforementioned increased raw material costs and a less favorable sales mix.

Selling, general and administrative expenses during the quarter of $57,283,000 (21.8% of sales), were 97% of last year's $59,178,000 (25.4% of sales).
Year-to-date expenses were $105,738,000 (20.6% of sales), 84% of last year's $126,339,000 (25.4% of sales) Excluding the divested business, six month expenses were 89% of the prior year's proforma expense of $118,499,000 (25.5% of sales). Lower selling expense during the three and six month periods reflect reductions in selected marketing programs to offset the higher raw material costs, as well as a shift in the timing of certain automotive promotional spending to the second half of the fiscal year.

Amortization and other depreciation expense for the quarter was $3,592,000, 94% of the prior year's $3,836,000 and for the six month period it was $7,790,000, 96% of the prior year's $8,118,000. Interest expense for the quarter was $4,572,000, 100% of the prior year. Year-to-date, interest expense of $8,886,000 is 93% of last year, reflecting a lower average borrowing rate. Discount on sale of receivables reflects the costs associated with the sale of a fractional ownership interest, without recourse, in a defined pool of the Company's eligible trade accounts receivable.

Other income (expense), net reflects approximately $2,000,000 of accrued interest which was reversed as a result of a tax audit settlement.

The Company's effective tax rate for the first half of both fiscal 1996 and 1995 was approximately 42%. The fiscal 1996 provision for income taxes is above the prior year's level due to the higher pre-tax income.

The prior year's extraordinary loss of $4,493,000 or $0.21 per share for the three and six months ended December 31, 1994, resulted from the premium paid and the write-off of unamortized debt issuance costs related to the repurchase of $45,000,000 of the Company's Subordinated Notes.
                                      -12-

                               FINANCIAL CONDITION

Worldwide credit facilities in place at December 31, 1995 aggregated $338,617,000 of which $220,264,000 was available, but unused. The Company expects to borrow or repay up to $20,000,000 from these credit facilities over the next twelve months, primarily for working capital purposes.

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

                         Independent Accountants' Report




The Board of Directors
First Brands Corporation:

We have reviewed the consolidated condensed balance sheet of First Brands Corporation and subsidiaries as of December 31, 1995, and the related consolidated condensed statements of income for the three and six-month periods ended December 31, 1995 and 1994, the consolidated condensed statements of cash flows for the six month periods ended December 31, 1995 and 1994, and the consolidated condensed statement of stockholders' equity for the six-month period ended December 31, 1995. These consolidated condensed financial statements are the responsibility of the Company's management.

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


                          /s/ KPMG Peat Marwick LLP
                              ------------------------------
                              KPMG Peat Marwick LLP


New York, New York
January 30, 1996

                           PART II - OTHER INFORMATION

Item 1.                  Legal Proceedings

                         1. In 1994, the Federal Trade Commission (FTC) commenced an investigation that alleged that certain advertising claims for STP Engine Treatment violated a 1976 cease and desist order regarding STP advertising. While it does not believe that the challenged advertising claims violated that order or applicable advertising law, the Company agreed to settle the matter to avoid lengthy and costly litigation. In December 1995, without admitting any violation, the Company and its subsidiary STP Corporation entered into a settlement with the FTC which involved a penalty payment of $888,000, charged against a reserve set aside in fiscal year 1995, and an injunction against any future violations of the 1976 cease and desist order.

                         2. IQ Products Company and CSA, Limited, Inc. v. First Brands Corporation, filed on May 4, 1994 in Federal District Court in Houston, Texas, arises out of IQ Products' contractual relationship with the Corporation for the supply of various aerosol automotive products, including STP Flat Tire Repair. IQ Products is seeking compensatory damages of $10.3 million (including the approximately $800,000 withheld by the Corporation) plus interest for products allegedly supplied and in connection with the Company's recall of STP Flat Tire Repair. The Corporation has denied IQ Products' claims and counterclaimed for compensatory damages of $4.5 million (less the approximately $800,000 withheld by
                         it), plus interest. Legal counsel believes that IQ Products' claims are without merit and that the Corporation will prevail on part or all of its claims against IQ Products.

Item 2.                  Changes in Securities
                         None.

Item 3.                  Defaults Upon Senior Securities
                         None.

Item 4. Submission of Matters to a Vote of Security Holders Submitted at the Annual Meeting of Stockholders, October 27, 1995:

                         1. Election of three Directors, each to serve for a three-year term expiring on the date of the Annual Meeting of Stockholders in 1998 and/or until his successor is elected or appointed and qualified:


                            Name                           For           Withheld

                         Gary E. Gardner              19,421,185           20,570

                         Denis Newman                 19,421,485           20,270

                         Ervin R. Shames              19,421,485           20,270


                         2. Ratification of the selection by the Board of Directors of KPMG Peat Marwick LLP as independent auditors:



                                                                                              Abstentions and
                                                           For            Against            Broker Non-Votes

                                                      19,427,534            4,207                 10,014

                         3. Authorization of a Non-employee Director Stock Option Plan (the "Director Plan")

                                                                                              Abstentions and
                                                           For            Against            Broker Non-Votes
                                                      19,000,467          417,674                 23,614

                         The Director Plan authorizes the issuance of up to 60,000 shares of the Company's common stock. Awards of non-qualified stock options to purchase 2000 shares of the Company's common stock during the year 1996 and 1,000 shares during the succeeding four years will be granted to each elected, re-elected or continuing non-employee Director of the Company on the first Friday following each annual meeting of stockholders during the term of the Director Plan. The Director Plan is non-discretionary and is administered by the Board of Directors of the Company. It is effective for the period beginning October 30, 1995 and ending October 30, 2000 and may be terminated or amended, within certain limitations, as the Board deems advisable.


                         4. Authorization of an amendment (the "Amendment") to the Annual Incentive Plan for certain key employees of the Company:

                                                                                              Abstentions and
                                                           For            Against            Broker Non-Votes

                                                      15,339,198        4,077,175                 25,382

                         The Amendment authorizes the issuance of up to 100,000 shares of common stock of the Company under the Annual Incentive Plan ("Incentive Plan") adopted in 1986 by the Board of Directors for certain key employees ("Participants") of the Company. The Incentive Plan is administered by the Compensation Committee of the Board of Directors (the "Committee"), which determines the employees to whom awards are granted, the amount of such awards, if any, and the timing and form of each award. The Amendment permits certain senior manager Participants to elect to receive all or part of their annual incentive award in common stock of the Company having a fair market value equal to 125% of the cash award which would otherwise be received pursuant to the Incentive Plan. Common stock issued under the Incentive Plan will be restricted in transferability for a period of two years after the date of issuance. The Committee has discretion to impose other restrictions on shares of common stock issued under the Incentive Plan.


Item 5.                  Other Information
                         None.

Item 6.                  Exhibits and Reports on Form 8-K

              A. Exhibit Index:

Exhibit
Number                        Description of Exhibit

3.1           -- Restated Certificate of Incorporation of the Company, as amended by consent of the stockholders of the Company as of April 11, 1991.  Incorporated by reference to Exhibit
                 3.1 to Form 10-K filed by the registrant on September 25, 1992.
3.2           -- By-Laws of the Company, as amended by consent of the stockholders of the Company as of April 11, 1991, and as further amended by the Board of Directors on January 20,
                 1995, pursuant to Article Fifth, Section G of the Restated Certificate of Incorporation.
                 Incorporated by reference to Form 10-K filed by the Registrant on September 26, 1995.
10.1          -- Credit Agreement, dated as of February 3, 1995, among the Company, Chemical Bank, as
                 Agent, and The Several Lenders Parties thereto.  Incorporated by reference to Exhibit 10.1 to Form 10-Q for Quarter ended March 31, 1995, filed by the Registrant on May 11, 1995.
10.2     (a)  -- Leasing Agreement between the Company and Citicorp North America, Inc., relating to its
                 Glad Plastic Bag and Wrap facility in Cartersville, Georgia, dated as of November 16, 1993.
                 Incorporated by reference to Exhibit 10.2 to Form 10-Q for Quarter ended December 31,
                 1993, filed by the Registrant on February 14, 1994.
         (b)  -- Rider No. 1 thereto, dated as of December 1, 1993.  Incorporated by reference to Exhibit
                 10.2(b) to Form 10-K filed by the Registrant on September 12, 1994.
         (c)  -- Rider No. 2 thereto, dated as of May 11, 1994.  Incorporated by reference to Exhibit 10.2(c)
                 to Form 10-K filed by the Registrant on September 12, 1994.
10.3     (a)  -- Equipment Lease Agreement between the Company and PNC Leasing Corp, relating to its
                 Glad Plastic Bag and Wrap facility in Rogers, Arkansas, dated as of October 15, 1993.
                 Incorporated by reference to Exhibit 10.6 to Form 10-Q for Quarter ended December 31,
                 1993, filed by the Registrant on February 14, 1994.
         (b)* -- First Amendment thereto, dated as of October 15, 1995.
10.4     (a)  -- Agreement dated December 23, 1994 between the Company and Pitney Bowes Credit
                 Corporation ("Pitney Bowes") to the exercise by the Company of an Early Purchase Option with regard to certain equipment at the Company's GLAD Plastic Wrap and Bag facility at
                 Rogers, Arkansas.  (This equipment was subject to the Equipment Lease Agreement dated as of December 23, 1991 between Pitney Bowes and the Company; the Equipment Lease
                 Agreement was previously filed as and incorporated by reference to Exhibit 10.9 to Form
                 S-1 filed by the Registrant on February 7, 1992.)  Incorporated by reference to Exhibit
                 10.5(a) to Form 10-Q for Quarter ended December 31, 1994, filed by the Registrant on
                 February 14, 1995.
         (b)  -- Bill of Sale by Pitney  Bowes dated  December  23, 1994 for certain  equipment  repurchased by the Company pursuant to the
                 Company's  exercise of the Early Purchase  Option provided for in the Equipment Lease Agreement. Incorporated by reference to
                 Exhibit  10.5(b) to Form 10-Q for Quarter  ended  December 31,
                 1994, filed by the Registrant on February 14, 1995.
10.5          -- Letters dated May 4, 1995 and June 23, 1995 of the Company and NationsBanc Leasing
                 Corporation ("NationsBanc" - successor in interest to NationsBanc Leasing Corporation of
                 Georgia), respectively, relating to the exercise by the Company of an Early Purchase Option with regard to certain equipment at the Company's GLAD plastic wrap and bag facility in
                 Amherst, Virginia.  (This equipment was subject to the Equipment Lease Agreement dated as of June 25, 1992, between NationsBanc and the Company; the Equipment Lease
                 Agreement was previously filed as and incorporated by reference to Exhibit 10.14 to Form
                 10-K filed by the Registrant on September 25, 1992.)  Incorporated by reference to Form
                 10-K filed by the Registrant on September 26, 1995.
10.6          -- Purchase Agreement, dated as of June 25, 1993, between the Company and Nationsbanc
                 Leasing Corporation, relating to the sale and leaseback of certain equipment at the
                 Company's GLAD plastic wrap and bag facility in Amherst, Virginia.  Incorporated by reference to Exhibit 10.16 to Form 10-K filed by the Registrant on September 28, 1993.
                                                         -17-

10.7          -- Equipment Lease Agreement, dated as of June 25, 1993, between the Company and
                 Nationsbanc Leasing Corporation, relating to the sale and leaseback of certain equipment at the Company's GLAD plastic wrap and bag facility in Amherst, Virginia. Incorporated by reference to Exhibit 10.17 to Form 10-K filed by the Registrant on September 29, 1993.
10.8     (a)  -- Sales Agreement, dated as of January 1, 1989 between Union Carbide Chemicals & Plastics
                 Company, Inc. (formerly Union Carbide Corporation) and the Company, (confidential treatment has been granted with respect to certain portions of the Sales Agreement; such portions were omitted and filed separately with the Securities and Exchange Commission).
                 Incorporated by reference to Exhibit 10.22(b) to Form 10-K filed by the Registrant on
                 September 19, 1989.
         (b)  -- Sales Agreement,  dated March 1, 1991, between Union Carbide
                 Chemicals   and   Plastics   Company   Inc.  and  the  Company,
                 (confidential  treatment  has  been  granted  with  respect  to certain  portions of the Sales  Agreement,  such  portions were omitted and filed  separately  with the Securities and Exchange
                 Commission).   Incorporated  by  reference  to   Post-Effective
                 Amendment No. 1 to Form S-1 filed by the Registrant on June 12,
                 1991.
10.9          -- Agreement between the Company and Metropolitan dated December 29, 1994, for the purchase of the 13.25% Subordinated Note due 2001 (the "Note"), outstanding in the principle amount of $45,000,000, by the Company on January 4, 1995.  (The Note was
                 issued pursuant to the Note Purchase Agreement ("Purchase Agreement") dated as of July
                 1, 1986, between the Company and Metropolitan Life Insurance Company and the
                 Subordinated Notes Registration Rights Agreement ("Rights Agreement") dated as of July
                 1, 1986; the Purchase Agreement was previously filed as and incorporated by reference to
                 Exhibit 4(ii) to Form S-1 filed by the Registrant on July 15, 1986; the Rights Agreement was
                 previously filed as and incorporated by reference to Exhibit 10(xii) to Form S-1 filed by the
                 Registrant on July 15, 1986.)  Incorporated by reference to Exhibit 10.11(b) to Form 10-Q for Quarter ended December 31, 1994, filed by the Registrant on February 14, 1995.
10.10         -- Underwriting Agreement among the Company, certain stockholders and The First Boston
                 Corporation and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith
                 Incorporated as representatives of the Several Underwriters, relating to 8,400,000 shares of
                 Common Stock of the Company.  Incorporated by reference to Exhibit 1.1 to Form S-1 filed by the Registrant on March 5, 1991.
10.11         -- Subscription Agreement among the Company, certain stockholders and Credit Suisse First
                 Boston Limited and Merrill Lynch International Limited as Managers, relating to 2,110,000 shares of Common Stock of the Company.  Incorporated by reference to Exhibit 1.2 to Form
                 S-1 filed by the Registrant on March 5, 1991.
10.12         -- Underwriting Agreement, dated as of February 26, 1992, between the Company and The
                 First Boston Corporation, relating to $100,000,000 in 9 1/8% Senior Subordinated Notes due
                 1999.  Incorporated by reference to Exhibit 10.19 to form 10-K filed by the Registrant on
                 September 25, 1992.
10.13    (a)  -- Pooling and Servicing Agreement, dated as of May 21, 1992, between the Company, First
                 Brands Funding Inc and Chemical Bank, as Trustee, relating to First Brands Funding Master
                 Trust trade receivables-backed financing.  Incorporated by reference to Exhibit 10.20(a) to form 10-K filed by the Registrant on September 25, 1992.
         (b)  -- Variable  Funding  Supplement  thereto,  dated as of May 21,
                 1992.  Incorporated  by reference  to Exhibit  10.20(b) to form
                 10-K filed by the Registrant on September 25, 1992.
         (c)  -- Amendment No. 1 thereto, dated as of December 22, 1993.  Incorporated by reference to
                 Exhibit 10.18(c) to Form 10-Q for Quarter ended December 31, 1993, filed by the Registrant on February 14, 1994.
10.14         -- Asset Purchase and Sale Agreement, dated as of May 21, 1992, between the Company and
                 First Brands Funding Inc, relating to First Brands Funding Master Trust trade receivables-
                 backed financing.  Incorporated by reference to Exhibit 10.21 to form 10-K filed by the
                 Registrant on September 25, 1992.
10.15         -- Asset Purchase and Sale Agreement, dated as of May 21, 1992, between the Company and
                 Himolene Incorporated, relating to First Brands Funding Master Trust trade receivables-
                 backed financing.  Incorporated by reference to Exhibit 10.22 to form 10-K filed by the
                 Registrant on September 25, 1992.

                                      -18-

10.16        -- Amended and Restated Letter of Credit Reimbursement Agreement, dated as of December
                2, 1993, between the Company, First Brands Funding Inc, Westdeutsche Landesbank
                Girozentrale, The Long-Term Credit Bank of Japan, Limited, and First Brands Funding
                Master Trust, amending and restating the Letter of Credit Reimbrusement Agreement, dated as of May 21, 1992, relating to First Brands Funding Master Trust trade receivables-backed financing.  Incorporated by reference to Exhibit 10.21 to Form 10-Q for Quarter ended
                December 31, 1993, filed by the Registrant on February 14, 1994.
10.17        -- Amended Long-Term Incentive Plan. Incorporated by reference to Exhibit 10.34 to Form
                10-K filed by the Registrant on September 12, 1990.
10.18        -- First Brands  Corporation 1994  Performance  Stock Option and
                Incentive  Plan.  Incorporated  by reference to Exhibit A to the
                Definitive  Proxy Statement for Annual Meeting of  Stockholders,
                filed by the Registrant on September 28, 1993.
10.19    (a) -- Purchase and Sale Agreement, dated as of June 30, 1994, between the Registrant and
                Vestar/Freeze Holdings Corporation and Vestar Equity Partners, L.P., relating to the sale by the Registrant of its businesses of developing, manufacturing, marketing, selling and/or distributing automotive antifreeze, cooling system tools, cooling system chemicals for cleaning and sealing leaks in automotive cooling systems, ice fighting products, PRESTONE brake fluid products, PRESTONE power steering fluid products, and PRESTONE transmission stop-leak fluid products, and antifreeze recycling business. Incorporated by reference to Exhibit 2.1 to Form 8-K filed by the Registrant on September 12, 1994.
         (b) -- Amendment No. 1 thereto, dated as of August 25, 1994.  Incorporated by reference to
                Exhibit 2.2 to Form 8-K filed by the Registrant on September 12, 1994.
11*     --      Computation of Net Income Per Common Share
15*     --      Accountants' Acknowledgment
27*     --      EDGAR Financial Data Schedule

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







Date:  February 5th, 1996                             By:/s/ Donald A. DeSantis
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