Form 10-Q
period 1996-03-31
FIRST BRANDS CORP
filed 1996-05-14
CIK 797320

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


FOR QUARTER ENDED MARCH 31, 1996                         COMMISSION FILE NUMBER
                                                                 1-10395


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

                                 YES  X                    NO
                                    -----                    ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         CLASS                                    Outstanding at April 30, 1996
Common Stock, $.01 par value                             44,592,441 shares

                            FIRST BRANDS CORPORATION


                               INDEX TO FORM 10-Q

                                                                                                       PAGE

PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

Consolidated Condensed Statements of Income
 For the Three Month Periods
 Ended March 31, 1996 and 1995.........................................................                  3

Consolidated Condensed Statements of Income
 For the Nine Month Periods
 Ended March 31, 1996 and 1995.........................................................                  4

Consolidated Condensed Balance Sheets -
 March 31, 1996 and June 30, 1995......................................................                  5

Consolidated Condensed Statement of Stockholders'
 Equity - For the Nine Month Period
 Ended March 31, 1996..................................................................                  6

Consolidated Condensed Statements of Cash
 Flows - For the Nine Month Periods
 Ended March  31, 1996 and 1995........................................................                  7

Notes to Consolidated Condensed Financial
 Statements............................................................................               8-10

Item 2.   Management's Discussion and Analysis
 of Results of Operations and Financial Condition......................................              11-13

Independent Accountants' Report........................................................                 14


PART II - OTHER INFORMATION


Item 1. Legal Proceedings..............................................................                 15

Items 2 - 6............................................................................                 15

SIGNATURE..............................................................................                 16

                            FIRST BRANDS CORPORATION
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                      THREE MONTHS                   THREE MONTHS
                                                                          ENDED                          ENDED
                                                                        MARCH 31,                       MARCH 31,
                                                                          1996                            1995
                                                                      -------------                    ------------
(in thousands - except per share amounts)

Net sales...................................................            $262,207                        $247,932

Cost of goods sold..........................................             165,092                         155,553

Selling, general and
  administrative expenses...................................              60,263                          57,918

Amortization and other depreciation.........................               4,048                           4,173

Interest expense and amortization of debt
  discount and expense......................................               4,298                           4,453

Discount on sale of receivables.............................                 960                           1,007

Other income (expense), net.................................                 268                            (250)
                                                                        --------                        --------

Income before provision for income taxes....................              27,814                          24,578

Provision for income taxes..................................              11,125                          10,324
                                                                        --------                        --------

Net income..................................................            $ 16,689                        $ 14,254
                                                                        ========                        ========


Net income per common share and common
 equivalent share (Note 6)..................................             $  0.39                         $  0.34
                                                                         =======                         =======

Weighted average common and common
  equivalent shares outstanding (Note 6)....................              42,647                          42,350
                                                                         =======                         =======

                     SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                            FIRST BRANDS CORPORATION
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                      NINE MONTHS                      NINE MONTHS
                                                                         ENDED                            ENDED
                                                                        MARCH 31,                        MARCH 31,
                                                                          1996                             1995
                                                                      -----------                      -----------
(in thousands - except per share amounts)

Net sales...................................................            $776,080                        $745,107

Cost of goods sold..........................................             504,275                         460,160

Selling, general and
 administrative expenses....................................             166,001                         184,257

Amortization and other depreciation.........................              11,838                          12,291

Interest expense and amortization of debt
  discount and expense......................................              13,184                          13,993

Discount on sale of receivables.............................               3,015                           2,943

Other income (expense), net.................................               1,954                            (492)
                                                                        --------                        -------

Income before provision for income taxes
  and extraordinary loss....................................              79,721                          70,971

Provision for income taxes..................................              32,862                          29,801
                                                                        --------                        --------

Income before extraordinary loss............................              46,859                          41,170

Extraordinary loss relating to the repurchase
  of subordinated note, net of taxes........................                -                             (4,493)
                                                                        --------                        --------

Net income..................................................            $ 46,859                        $ 36,677
                                                                        ========                        ========


Per common share and common equivalent share (Note 6):
   Income before extraordinary loss ........................              $ 1.10                          $ 0.96
   Extraordinary loss.......................................                 -                              (.10)
                                                                          ------                          ------
   Net income...............................................              $ 1.10                          $ 0.86
                                                                          ======                          ======

Weighted average common and common
  equivalent shares outstanding (Note 6)....................              42,588                          43,108
                                                                        ========                        ========


                     SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.


                            FIRST BRANDS CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                           MARCH 31,                     JUNE 30,
(in thousands, except share amounts)                                          1996                         1995
                                                                          ----------                    ---------
                                                                          (UNAUDITED)
ASSETS:
Cash and cash equivalents.......................................            $  7,877                    $  5,225
Accounts and notes receivable - net.............................             102,658                     121,763
Inventories.....................................................             150,247                     156,245
Deferred tax assets.............................................              31,946                      34,038
Prepaid expenses................................................               4,051                       3,561
                                                                            --------                    --------
  Total current assets..........................................             296,779                     320,832

Property, plant and equipment (net of accumulated
  depreciation of $106,667 and $88,447).........................             309,988                     290,960
Patents, trademarks, proprietary technology
  and other intangibles (net of accumulated
  amortization of $178,864 and $170,584)........................             205,425                     202,323
Deferred charges and other assets (net of
  accumulated amortization of $51,331 and $50,214)..............              29,612                      25,831
                                                                            --------                    --------
          Total assets..........................................            $841,804                    $839,946
                                                                            ========                    ========

LIABILITIES AND STOCKHOLDERS' EQUITY:

Liabilities
Notes payable...................................................            $  7,631                    $  5,128
Current maturities of long-term debt............................                  48                         912
Accrued income and other taxes..................................               7,934                      27,279
Accounts payable................................................              38,305                      70,106
Accrued liabilities.............................................              87,108                     144,863
                                                                            --------                    --------
     Total current liabilities..................................             141,026                     248,288

Long-term debt..................................................             234,146                     166,279
Deferred taxes payable..........................................              69,244                      54,524
Deferred gain on sale of assets.................................               1,395                       2,637
Other long-term obligations.....................................              13,021                      16,040

Stockholders' Equity
Preferred stock, $1 par value, 10,000,000
  shares authorized; none issued................................                  -                           -
Common stock, $0.01 par value,
  50,000,000 shares authorized; issued
  44,582,441 shares at March 31, 1996
  and 22,146,014 shares at June 30, 1995 (Note 6)...............                 446                         221
Capital in excess of par value..................................             124,952                     120,914
Cumulative foreign currency translation adjustment..............              (8,331)                     (7,173)
Common stock in treasury, at cost; 2,956,000 shares at
 March 31, 1996 and 2,421,400 at June 30, 1995..................             (52,304)                    (40,433)
Retained earnings...............................................             318,209                     278,649
                                                                            --------                    --------
     Total stockholders' equity.................................             382,972                     352,178
                                                                            --------                    --------
          Total liabilities and stockholders' equity............            $841,804                    $839,946
                                                                            ========                    ========


                     SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.


                            FIRST BRANDS CORPORATION
            CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE NINE MONTH PERIOD ENDED MARCH 31, 1996
                                   (UNAUDITED)





                                                          Cumulative
                                              Capital       Foreign
                                 Common      in Excess     Currency
                                  Stock       of Par      Translation    Treasury        Retained
(in thousands)                  Par Value      Value      Adjustment       Stock         Earnings         Total
                                ---------    ---------    -----------    ---------       --------        -------
Balance as of
 June 30, 1995 ..............     $221       $120,914       $(7,173)      $(40,433)      $278,649        $352,178

Exercise of
 Stock Options...............        2          4,261          -              -               -             4,263

Two-for-one stock split......      223           (223)         -              -               -              -

Cash Dividends...............       -             -            -              -            (7,299)         (7,299)

Purchase of
 Treasury Stock..............       -             -            -           (11,871)           -           (11,871)

Net Income...................       -             -            -              -            46,859          46,859

Foreign Currency
 Translation Adjustment......      -           -             (1,158)          -               -            (1,158)
                                  ----       --------       --------      ---------      --------        --------

Balance as of
 March 31, 1996..............     $446       $124,952       $(8,331)      $(52,304)      $318,209        $382,972
                                  ====       ========       ========      =========      ========        ========





                     SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.


                            FIRST BRANDS CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                         NINE MONTHS               NINE MONTHS
                                                                            ENDED                     ENDED
                                                                          MARCH 31,                 MARCH 31,
  (in thousands)                                                            1996                       1995
                                                                         -----------               -----------
Cash flows from operating activities:
  Net income...................................................            $46,859                  $36,677
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization..............................             28,079                   26,426
    Deferred income taxes......................................             16,856                    5,826
    Loss on repurchase of subordinated note....................                -                      7,463
    Net loss on disposal of automotive service
      centers and sale of the Prestone business................                -                        348

  Change in certain non-cash  current assets and  liabilities, net of effect of businesses sold and acquired:
       Decrease in accounts receivable.........................             21,872                    5,785
       Decrease (increase) in inventories......................              8,142                  (32,848)
       (Increase) decrease in prepaid expenses.................                437)                   1,348
       (Decrease) in accrued income and other taxes............             (2,803)                  (5,859)
       (Decrease) in accounts payable..........................            (34,114)                  (7,202)
       (Decrease) in accrued liabilities...................                (57,755)                  (7,304)
    Net change in current assets and current liabilities
     of businesses sold........................................                -                    (20,991)
  Other changes................................................             (5,378)                  (4,314)
                                                                         ---------                ---------
      Total adjustments........................................            (25,538)                 (31,322)
                                                                         ---------                ---------
Net cash provided by operating activities......................             21,321                    5,355
                                                                         ---------                ---------

Cash flows from investing activities:
   Capital expenditures........................................            (26,309)                 (26,048)
   Acquisition of leased assets................................             (9,797)                 (13,240)
   Proceeds from sale of antifreeze/coolant and car
     care business, net of note received.......................                -                    142,000
   Acquisition of business, net of cash acquired...............            (32,257)                 (45,972)
   Other.......................................................             (4,905)                  (4,900)
                                                                         ---------                ---------
Net cash (used for) provided by investing activities...........            (73,268)                  51,840
                                                                         ---------                ---------

Cash flows from financing activities:
    Increase in revolving credit borrowings, net...............             70,000                   76,300
    (Decrease) increase in other borrowings, net...............               (494)                   8,050
    (Decrease) in accounts receivable securitization, net......                -                    (45,000)
    Proceeds from exercise of stock options....................              4,263                    1,395
    Purchase of common stock for treasury......................            (11,871)                 (37,958)
    Repurchase of subordinated notes...........................                -                    (52,115)
    Dividends paid.............................................             (7,299)                  (5,922)
                                                                         ---------                 ---------
Net cash provided by (used for) financing activities...........             54,599                  (55,250)
                                                                         ---------                 ---------

Net increase in cash and cash equivalents......................              2,652                    1,945

Cash and cash equivalents at beginning of period...............              5,225                   13,384
                                                                         ---------                ---------
Cash and cash equivalents at end of period.....................            $ 7,877                  $15,329
                                                                         =========                =========

                   SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.


                            FIRST BRANDS CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated condensed financial statements include all adjustments (all of which were of a normal recurring nature) necessary to fairly present the results of operations for the interim periods. Certain prior year amounts have been reclassified to conform with the current year's presentation. All material intercompany transactions and balances have been eliminated. The results of operations for the nine month period ended March 31, 1996 are not necessarily indicative of the results for a full year.

First Brands Corporation ("First Brands" or the "Company") is engaged in the development, manufacture, marketing and sales of consumer products under branded and private labels. Principal branded products include: GLAD and GLAD-LOCK (plastic wrap and bags); STP (oil and fuel additives and other specialty automotive products); SIMONIZ (car waxes and polishes); SCOOP AWAY, EVER CLEAN and JONNY CAT (cat litters) and STARTERLOGG (fire starters) and HEARTHSIDE (fire logs).

On March 19, 1996, the Company purchased, for approximately $32,000,000, the net assets of Forest Technology Inc., the manufacturer and marketer of the STARTERLOGG and HEARTHSIDE brand of fire starters and fire logs. The excess of cost over net assets acquired is being amortized over a forty year period on a straight line basis.

On February 26, 1996, the Company effected a two-for-one stock split, in the form of a 100 percent stock dividend, to shareholders of record on February 5, 1996 (see Note 6).

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

 INVENTORIES

Inventories were comprised of:

                                                                        March 31,            June 30,
                                                                           1996                1995
                                                                        ---------            --------
                                                                                  (in thousands)
     Raw materials.............................................          $ 26,662            $ 28,766
     Work-in-process...........................................             5,998               5,531
     Finished goods............................................           117,587             121,948
                                                                         --------            --------
         Total.................................................          $150,247            $156,245
                                                                         ========            ========

2.  LONG-TERM DEBT

First Brands had long-term debt outstanding as of March 31, 1996 and June 30, 1995 as follows:

                                                                          March 31,          June 30,
                                                                             1996              1995
                                                                         ---------           --------
Senior Debt:                                                                      (in thousands)
     $300,000,000 Revolving Credit Facility, 5 year term
       expiring  December  1999,  interest at prime rate,
       LIBOR plus .30% or CD rate plus .425%; facility
       fee of .20%.............................................          $130,000            $ 60,000
     Other.....................................................             4,194               7,191
                                                                         --------            --------
                                                                          134,194              67,191
     Less: current maturities..................................               (48)              (912)
                                                                         --------            --------
         Senior Debt...........................................           134,146              66,279
                                                                         --------            --------

Subordinated Debt:
     9 1/8% Senior Subordinated Notes Due 1999.................           100,000             100,000
                                                                         --------            --------
             Total Long-term debt..............................          $234,146            $166,279
                                                                         ========            ========

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

First Brands was in compliance with all the covenants of all debt agreements at March 31, 1996.


3. ACCOUNTS RECEIVABLE

During the first quarter of fiscal 1996, the Company renegotiated its agreement to sell a $100,000,000 fractional ownership interest, without recourse, in a defined pool of eligible trade accounts receivable. Under the terms of the renegotiated agreement, this facility will automatically renew each year and the facility servicing fees have been reduced. The fractional interest sold as of March 31, 1996 totaled $60,000,000. The amounts sold are reflected as a reduction in accounts receivable on the accompanying balance sheets and costs associated with this program are recorded on the Consolidated Condensed Statements of Income as discount on sale of receivables.


4.  NOTES PAYABLE

Notes payable at March 31, 1996 of $7,631,000 consisted of $5,300,000 utilized against a $10,000,000 unsecured domestic line of credit and $2,331,000 of the Company's international subsidiaries' working capital borrowings with local lenders. The Company's international working capital credit facilities aggregated $23,875,000, of which $21,544,000 was available at March 31, 1996. The international facilities are generally secured by the assets of the respective subsidiaries, with approximately $1,474,000 of the availability at one subsidiary being guaranteed by First Brands Corporation (U.S.).

5. TAXES

The provision for income tax expense for the three and nine months ended March 31, 1996 and 1995 consists of the following:

                                                          Three Months                   Nine Months
                                                              Ended                         Ended
                                                            March 31,                     March 31,
                                                       ------------------            ------------------
                                                       1996          1995            1996          1995
                                                       ----          ----            ----          ----
(in thousands)
       Current:
         Federal.............................        $ 3,576        $ 6,609         $10,822       $17,638
         State...............................            862          1,510           2,372         4,058
         Foreign.............................          1,217            594           2,812         2,279
                                                     -------        -------         -------       -------
             Total current...................          5,655          8,713          16,006        23,975
       Deferred:
         Federal.............................          4,791          1,373          13,723         4,919
         State...............................          1,062            292           3,681         1,055
         Foreign.............................           (383)           (54)           (548)         (148)
                                                     -------        -------         -------       -------
             Total deferred..................          5,470          1,611          16,856         5,826
                                                     -------        -------         -------       -------
                 Total provision.............        $11,125        $10,324         $32,862       $29,801
                                                     =======        =======         =======       =======



6.  EARNINGS PER SHARE, STOCK SPLIT AND DIVIDENDS

On January 26, 1996, the Company's Board of Directors authorized a two-for-one stock split, in the form of a 100 percent stock dividend, payable on February 26, 1996 to shareholders of record on February 5, 1996. The Company's par value of $0.01 per share remains in effect and accordingly the Company has transferred $223,000 from capital in excess of par value to common stock. All historical weighted average share and per share amounts have been restated to reflect the stock split.

Net income per share has been computed using the weighted average number of common shares and common share equivalents outstanding for the periods.

The Company has paid its shareholders quarterly cash dividends of $0.05, $0.0625 and $0.0625 cents per share during the first, second and third quarters of fiscal 1996, respectively .

                            FIRST BRANDS CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion and analysis of the consolidated results of operations for the three and nine month periods ended March 31, 1996 should be read in conjunction with the accompanying unaudited Consolidated Condensed Financial Statements and related Notes. The Company is primarily engaged in the development, manufacture, marketing and sale of branded and private label consumer products for the home and automotive markets. The Company's products which include "GLAD", "GLAD-LOCK", "STP", "SIMONIZ", "SCOOP AWAY", "EVER CLEAN", "JONNY CAT", "STARTERLOGG" and "HEARTHSIDE" can be found in large mass merchandise stores, chain supermarkets and other retail outlets. The Company believes that the significant market positions occupied by its products are attributable to brand name recognition, comprehensive product offerings, continued product innovation, strong emphasis on vendor support and aggressive advertising and promotion.

The Prestone antifreeze/coolant and car care business was sold on August 26, 1994. Financial data below includes the operating information related to this business while it was still a part of the Company. Therefore, comparison of results of operations between the nine month periods should take the effect of the divested business into consideration.

Results of Operations

The following table sets forth the percentages of net sales of the Company represented by the components of income and expense for the three and nine month periods ended March 31, 1996 and 1995:

                                                                  Three Months               Nine Months
                                                                      Ended                     Ended
                                                                    March 31,                 March 31,
                                                               ------------------        ------------------
                                                                1996         1995        1996         1995
                                                                ----         ----        ----         ----
    Net sales...........................................       100.0%       100.0%      100.0%       100.0%
    Cost of goods sold..................................        63.0         62.7        65.0         61.8
                                                               ------       ------      ------       -----
    Gross profit........................................        37.0         37.3        35.0         38.2
    Selling, general, and
      administrative expenses...........................        23.0         23.4        21.4         24.7
    Amortization and other depreciation.................         1.5          1.7         1.5          1.6
    Interest expense and amortization of debt
      discount and expense..............................         1.6          1.8         1.7          1.9
    Discount on sale of receivables.....................         0.4          0.4         0.4          0.4
    Other income (expense), net.........................         0.1         (0.1)        0.2         (0.1)
                                                                -----       ------       -----       ------
    Income before provision for income taxes
      and extraordinary loss.............................       10.6          9.9        10.2          9.5
    Provision for income taxes...........................        4.2          4.2         4.2          4.0
                                                                -----        -----       -----        ----
    Income before extraordinary loss.....................        6.4          5.7         6.0          5.5
    Extraordinary loss relating to the repurchase
      of subordinated notes, net of taxes................        --            --         --          (0.6)
                                                               ------       -------     ------       ------
    Net income...........................................        6.4%         5.7%        6.0%         4.9%
                                                                ====         ====        ====         ====

          QUARTER AND NINE MONTHS ENDED MARCH, 31 1996 COMPARED TO THE
                                   QUARTER AND
                        NINE MONTHS ENDED MARCH 31, 1995

Sales for the three month period ended March 31, 1996 were $262,207,000, 6% ahead of last year's $247,932,000. For the nine month period, sales were $776,080,000, 104% of the prior year's $745,107,000. On a proforma basis (excluding sales of $31,684,000 from the divested Prestone antifreeze/coolant and car care business which was sold on August 26, 1994) fiscal 1996 nine month sales were 9% above the prior year's comparable sales of $713,423,000. Plastic wrap and bag sales increased 5% during the quarter primarily due to sales from the Company's new South African business and a 2% growth in units. Year-to-date sales of plastic wrap and bag products are 110% of the prior year's level. Automotive sales for the quarter and year-to-date were 98% and 100% of the prior year's level, respectively. The decrease in quarterly sales reflects reduced revenues from the Company's contract packaging business which the Company will be phasing out during the first quarter of fiscal 1997. Excluding these sales and fiscal 1995 sales from the Company's previously operated automotive service stations, automotive sales for the quarter and year-to-date are 102% and 100% of the prior year, respectively. Continued market and share growth of the SCOOP AWAY and EVER CLEAN brands, along with distribution and market share gains made by the JONNY CAT brand, increased cat litter sales by 20% over the prior year's three and nine month periods.

Cost of goods sold for the quarter was $165,092,000, 106% of last year's $155,553,000. For the nine month period, cost of goods sold was $504,275,000, 110% of the prior year's $460,160,000. Excluding costs associated with the divested business, cost of goods sold year-to-date are 115% of last year's proforma cost of $438,992,000. For the quarter, higher volumes are the primary cause for the increased costs while the year-to-date figure reflects both increased volumes and higher polyethylene raw material costs.

Gross profit for the quarter of $97,115,000 (37.0% of sales) was 105% of last year's $92,379,000 (37.3% of sales). Year-to-date, gross profit was $271,805,000 (35.0% of sales), 95% of last year's $284,947,000 (38.2% of sales). Excluding the divested business, the nine month gross profit was 99% of the prior year's proforma gross profit of $274,431,000 (38.5% of sales).

Selling, general and administrative expenses during the quarter of $60,263,000 (23.0% of sales), were 104% of last year's $57,918,000 (23.4% of sales).
Year-to-date  expenses were  $166,001,000  (21.4% of sales),  90% of last year's
$184,257,000 (24.7% of sales) Excluding the divested business, nine month expenses were 94% of the prior year's proforma expense of $176,417,000 (24.7% of sales). The higher expense during the quarter reflects increased advertising to support the sales growth of the Company's new products and the costs associated with the Company's new South African business. Year-to-date, reduced expenditures reflect reductions in selected marketing programs to offset the higher raw material costs.

Amortization and other depreciation expense for the quarter was $4,048,000, 97% of the prior year's $4,173,000 and for the nine month period it was $11,838,000, 96% of the prior year's $12,291,000. Interest expense for the quarter was $4,298,000, 97% of the prior year. Year-to-date, interest expense of $13,184,000 is 94% of last year. Discount on sale of receivables reflects the costs associated with the sale of a fractional ownership interest, without recourse, in a defined pool of the Company's eligible trade accounts receivable.

Year-to-date, other income (expense), net largely reflects the reversal of accrued interest payable as a result of a tax audit settlement.

The Company's effective tax rate for the third quarter of fiscal 1996 was 40% compared to a quarterly rate of 42% for fiscal 1995. The reduced rate reflects an increase in favorable permanent tax differences. Year-to-date, the fiscal 1996 rate is 41% versus a prior year rate of 42%.

The prior year's extraordinary loss of $4,493,000 or $0.10 per share for the nine months ended March 31, 1995, resulted from the premium paid and the write-off of unamortized debt issuance costs related to the repurchase of $45,000,000 of the Company's Subordinated Notes.


                               FINANCIAL CONDITION

Worldwide credit facilities in place at March 31, 1996 aggregated $334,847,000 of which $196,244,000 was available, but unused. Over the next twelve months the Company expects to repay up to $50,000,000 on these credit facilities, by utilizing the positive cash flow generated by the business.

The Company's current forecast for the 1996 fiscal year reflects capital expenditures of approximately $40,000,000, and fixed payments (interest, principal, discount on sale of receivables and lease payments) of approximately $42,000,000.

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

                         Independent Accountants' Report




The Board of Directors
First Brands Corporation:

We have reviewed the consolidated condensed balance sheet of First Brands Corporation and subsidiaries as of March 31, 1996, and the related consolidated condensed statements of income for the three and nine-month periods ended March 31, 1996 and 1995, the consolidated condensed statements of cash flows for the nine month periods ended March 31, 1996 and 1995, and the consolidated condensed statement of stockholders' equity for the nine-month period ended March 31, 1996. These consolidated condensed financial statements are the responsibility of the Company's management.

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



                                                       /s/ KPMG Peat Marwick LLP

                                                           KPMG Peat Marwick LLP


New York, New York
May 1, 1996

                           PART II - OTHER INFORMATION

Item 1.                  Legal Proceedings

                         IQ  Products  Company and CSA,  Limited,  Inc. v. First
                         Brands Corporation,  filed in Federal District Court in
                         Houston,  Texas,  arises out of IQ's  contract with the
                         Corporation   to   supply  it  with   various   aerosol
                         automotive products, including STP Flat Tire Repair. IQ
                         sought compensatory damages of $10.3 million (including
                         approximately  $800,000  withheld by the Corporation in
                         connection  with its  recall of STP Flat  Tire  Repair)
                         plus interest for alleged  breach of the  Corporation's
                         obligations  to buy products.  The  Corporation  denied
                         IQ's claims and counterclaimed for compensatory damages
                         of  $4.5  million  (less  the  approximately   $800,000
                         withheld by it) plus  interest  for  damages  from IQ's
                         alleged   breach   of   contract   and   warranty   and
                         misrepresentations  concerning  the  products  that  it
                         supplied.  After  trial,  the jury  returned  a verdict
                         awarding $3,555,000 to IQ and denying the Corporation's
                         $4.5 million counterclaim.  Legal counsel believes that
                         the  jury's  verdict  in  favor of IQ and  denying  the
                         Corporation's  counterclaim  is  against  the weight of
                         evidence.  The  Corporation  has filed motions with the
                         trial judge for a new trial and for  judgement  for the
                         Corporation  on  certain  issues   notwithstanding  the
                         verdict.  The Corporation  will consider  appealing the
                         judgement  to the  Court  of  Appeals,  if the  pending
                         motions are denied.

Item 2.                  Changes in Securities
                         None.

Item 3.                  Defaults Upon Senior Securities
                         None.

Item 4.                  Submission  of  Matters  to  a  Vote  of
                         Security Holders
                         None.

Item 5.                  Other Information
                         None.

Item 6.                  Exhibits and Reports on Form 8-K

           A. Exhibit Index:



Exhibit
Number           Description of Exhibit
11*      -- Computation of Net Income Per Common Share
15*      -- Accountants' Acknowledgment
27*      -- EDGAR Financial Data Schedule

- ------------
* Filed herewith


           B. Reports on Form 8-K
              A Form 8-K items 5 and 7 dated March 22, 1996 was filed reporting the Company's adoption of a Preferred Stock Rights Plan

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                        FIRST BRANDS CORPORATION
                                                               (Registrant)







Date: May 8th, 1996                                  By: /s/ Donald A. DeSantis
      -------------                                      -----------------------
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