Form 10-K
period 1996-06-30
FIRST BRANDS CORP
filed 1996-09-27
CIK 797320

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

FOR THE FISCAL YEAR ENDED JUNE 30, 1996           COMMISSION FILE NUMBER 1-10395

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

                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                    NAME OF EACH EXCHANGE
TITLE OF EACH CLASS                                   ON WHICH REGISTERED
- -------------------                                -----------------------
   Common Stock                                    New York Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

     At September 6, 1996, the number of shares outstanding of the registrant's common stock was 41,095,094 (par value $.01), and the aggregate market value of the voting stock held by non-affiliates was $906,930,990.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Registrants Annual Report to Stockholders for the fiscal year ended June 30, 1996 is incorporated by reference for Parts II and IV

Registrants Proxy Statement for the Annual Stockholders Meeting to be held November 1, 1996 is incorporated by reference for Part III

________________________________________________________________________________

                               TABLE OF CONTENTS

                                                                                                             PAGE
                                                                                                             ----
                                                     PART I

Item 1:    Business.......................................................................................     1
Item 2:    Properties.....................................................................................     4
Item 3:    Legal Proceedings..............................................................................     6
Item 4:    Submission of Matters to a Vote of Security Holders............................................     6

                                                     PART II

Item 5:    Market for Registrant's Common Equity and Related Stockholder Matters..........................     7
Item 6:    Selected Financial Data........................................................................     8
Item 7:    Management's Discussion and Analysis of Financial Condition and Results of Operations..........     9
Item 8:    Financial Statements and Supplementary Data....................................................    13
Item 9:    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........    13

                                                    PART III

Item 10:   Directors and Executive Officers of the Registrant.............................................    14
Item 11:   Executive Compensation.........................................................................    16
Item 12:   Security Ownership of Certain Beneficial Owners and Management.................................    16
Item 13:   Certain Relationships and Related Transactions.................................................    16

                                                     PART IV

Item 14:   Exhibits, Financial Statement Schedules, and Reports on Form 8-K...............................    17
Signatures................................................................................................    39

ITEM 1 -- BUSINESS

     First Brands Corporation ('First Brands' or 'the Company'), a Delaware corporation, was organized in March, 1986 to acquire the worldwide home and automotive products business (the 'Predecessor Business') of Union Carbide Corporation ('Union Carbide') in a leveraged buy out which was effective as of July 1, 1986. The Company is primarily engaged in the development, manufacture, marketing and sale of branded and private label consumer products for the household and automotive markets. The Company's products can be found in large merchandise and chain supermarkets and other retail outlets. The Company believes that the significant market positions occupied by its products are attributable to brand name recognition, a comprehensive offering of quality products, continued product innovation, strong emphasis on vendor support and aggressive advertising and promotion.

     Home products include the most complete line of branded plastic wrap, bags and drinking straws in the United States and Canada, which are sold under the GLAD and GLAD-LOCK brands. Plastic bags are also sold in Canada under the SURTEC brand. Cat litter products are sold under the SCOOP AWAY, EVER CLEAN, JONNY CAT and EVER FRESH brands. Automotive performance and appearance products are sold under the STP brand, and various cleaners, polishes and waxes are sold under the SIMONIZ brand. Consumers have been purchasing products under the SIMONIZ, STP, GLAD, JONNY CAT and SCOOP AWAY brand names for over 85, 42, 33, 31 and 7 years, respectively.

     Through its subsidiary, Himolene Incorporated ('Himolene'), the Company is the leading producer in the United States of high molecular weight, high density polyethylene plastic trash can liners for the institutional and industrial markets.

     A&M Products, Inc. ('A&M'), a wholly owned subsidiary, manufactures and markets SCOOP AWAY and EVER CLEAN cat litter, the leading brands of clumping cat litter in the United States. During fiscal 1995, A&M acquired the cat litter and absorbent mineral assets of Excel Mineral Inc. and Excel International Inc. ('Excel'). The assets acquired from Excel included the JONNY CAT brand of cat care products.

     On March 19, 1996, the Company purchased substantially all of the assets and assumed the liabilities of Forest Technology Corporation ('Forest Technology'). Forest Technology manufactures and markets STARTERLOGG, the leading brand of wood starter fire products, and HEARTHSIDE firelogs.

     First Brands operates in foreign countries through subsidiaries in Canada, South Africa, England, Spain, Hong Kong, China, Mexico, Puerto Rico and the Philippines. Through its Hong Kong subsidiary, First Brands holds a 51% interest in a joint venture in China which is engaged in the manufacture and sale of plastic wrap and bags and automotive products. During fiscal 1996, the Company acquired an additional 3% of its South African subsidiary, bringing the total investment to 82% of that company's outstanding capital stock. In addition to its foreign operations, First Brands exports to over one hundred countries and its products are sold in twelve languages.

     On August 26, 1994, the Company sold its PRESTONE antifreeze/coolant and car care business ('the Prestone Business') to Prestone Products Corporation, a newly formed corporation organized and controlled by Vestar Capital Partners, a private investment firm, for $142,000,000 in cash and a $13,000,000, 7 1/2% subordinated debenture maturing in 2003.

     The Company was engaged in the automotive service market through the operation of its service centers which featured the STP, PRESTONE and SIMONIZ brand products. After evaluating their performance, the Company decided to phase out these service centers. During fiscal 1995, the Company sold off all remaining assets of its automotive service centers.

     In general First Brands does not produce against a backlog of firm orders. Production is geared primarily to the level of incoming orders and to projections of future demand. Sufficient inventories of finished products, work-in-process and raw materials are maintained to meet delivery requirements of customers and First Brands production schedules.

     There is no significant seasonal fluctuation in sales of the Company's home, cat litter, institutional and industrial products. Based on the operating history of Forest Technology prior to acquisition, the

Company expects that the majority of fire starter and fire log sales will occur during the first half of the Company's fiscal year due to strong consumer demand during the fall and winter. With the exception of certain SIMONIZ products, for which sales tend to be higher in the second half of the Company's fiscal year, sales of the Company's other automotive products are generally constant throughout the year.

     The Company's products are sold directly to retailers and to wholesalers and can be found in large mass merchandise stores and chain supermarkets as well as other retail outlets, including automotive supply stores, grocery stores and price clubs. While the Company's sales are not dependent upon a single customer, the top 25 customers account for approximately 46% of total net sales, and net sales to its largest customer, the Wal-Mart Stores and Sams Wholesale Club stores, are approximately 12% of net sales.

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

     The Company believes its manufacturing facilities employ state-of-the-art technology. The plastic wrap and bag manufacturing process employs advanced extrusion and conversion technologies. The Company's strategy is to update and expand its manufacturing facilities with internally developed technologies (some of which are patented) and state-of-the-art technology acquired from third-party sources. Through improvements in existing process technologies and the acquisition of additional equipment the Company continually strives to enhance its production capacity and efficiency.

     The Company currently purchases a substantial portion of its plastic wrap and bags raw materials pursuant to a long-term contract with Union Carbide. The contract with Union Carbide satisfies a substantial portion of the Company's polyethylene resin requirements through December 31, 1999. Union Carbide is the Company's largest single supplier and the Company believes that it is also Union Carbide's largest customer for polyethylene resin. The Company also has contracts for the purchase of certain raw materials, including polyethylene resin, from other suppliers, and makes purchases on the open market as well. The pricing provisions in the Company's present supply contracts are designed to be responsive to market conditions and the cost of relevant raw materials.

     Although the Company believes that, based on industry estimates and projections, raw material costs will, over the long-term, remain relatively stable, it is unable to predict with any certainty its costs of raw materials which may, because of market conditions, be materially higher or lower than those experienced in past periods. To the extent raw material costs are higher, the Company's margins on the relevant products could be adversely affected if it is unable to increase prices or effect offsetting cost savings. As a consequence, the Company may be adversely affected by changes in raw material markets. However, the Company believes that, if there were an industry wide shortage of raw materials, it might enjoy a competitive advantage over certain of its competitors as a result of its assured source of supply for a substantial portion of its raw materials.

     Most of the raw materials used by First Brands' home and automotive businesses are petrochemical derivatives primarily produced from ethylene and refined oil which in turn is largely produced from natural gas in the United States and Canada. Historically, petrochemical and refined oil derivatives have been subject to price fluctuations due to various factors. There can be no assurances that future events will not precipitate price increases. The factors which will affect the cost of raw materials to the Company will generally affect competitors' raw material costs as well. However, because several of the Company's major competitors are units of vertically integrated enterprises, they may be able to vary internal pricing arrangements in order to mitigate, in their end-product markets, adverse movements in raw materials prices and thereby enjoy a competitive advantage.

     Most other raw materials are generally available in the marketplace and First Brands believes that it has contracts and commitments, or a readily available source of supply, to meet its anticipated needs in all major product areas.

     First Brands currently employs approximately 4,250 persons worldwide, of which about 3,300 are in the United States. The Company's employees are not unionized with the exception of approximately 550 hourly workers at one plastic wrap and bag plant who are represented by the United Paperworkers International Union ('UPI Union'), and a small number of our international employees. The contract with the UPI Union runs through November, 1999. The Company has not experienced any significant interruptions or curtailments of operations due to labor disputes, and considers its labor relations to be satisfactory.

     First Brands operates in highly competitive markets where success is dependent upon brand recognition, product innovation, performance and price. In several instances, the competitors are larger, more integrated companies with greater financial resources than First Brands.

                                                     1996                     1995                     1994
                                             ---------------------    ---------------------    ---------------------
                                              DOLLARS      PERCENT     DOLLARS      PERCENT     DOLLARS      PERCENT
                                             ----------    -------    ----------    -------    ----------    -------
                                                                     (DOLLARS IN THOUSANDS)

Plastic wrap and bags and related
  products................................   $  693,406       65%     $  645,674       62%     $  619,675       57%
Automotive specialty and appearance
  products................................      230,430       21         231,997       23         204,903       19
Pet products..............................      149,186       14         127,160       12          71,169        7
Antifreeze/coolant and other car care
  products (sold August 26, 1994).........       --         --            31,684        3         190,573       17
                                             ----------    -------    ----------    -------    ----------    -------
                                             $1,073,022      100%     $1,036,515      100%     $1,086,320      100%
                                             ----------    -------    ----------    -------    ----------    -------
                                             ----------    -------    ----------    -------    ----------    -------

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

     During fiscal 1996, 1995 and 1994, First Brands made expenditures of approximately $1,330,000, $2,950,000 and $3,259,000, respectively, for environmental compliance at its facilities, and currently estimates that it will make expenditures for environmental compliance of approximately $2,000,000 in fiscal 1997.

     The Company's Paulsboro, New Jersey facility is subject to an administrative consent order with the New Jersey Department of Environmental Protection and Energy which was entered into in connection with the purchase of such facility from Union Carbide pursuant to the requirements of the New Jersey Industrial Site Recovery Act. This order provides for soil and water testing, a cleanup plan and certain site cleanup; and a financial guarantee of compliance. The Company assumed these obligations from Union Carbide. Preliminary testing has been completed and a site clean-up plan has been filed with the New Jersey Department of Environmental Protection and Energy. This plan has been conditionally accepted and although it is subject to continuing discussions, a site remediation program is currently in progress, and it is projected that the compliance costs will be within the Company's estimates. However, there can be no assurance that the final costs will not exceed these estimated costs.

     As a result of the assumption of liabilities described below, the Company has a potential liability under Federal Superfund or similar state law for investigation and cleanup costs at four sites. The United States Environmental Protection Agency ('EPA') has notified over 100 companies at one site that the EPA considers the companies to be potentially responsible parties under Superfund. The second site is voluntarily being cleaned up by a group of companies, including First Brands, with no direct Federal or State environmental protection agency involvement. The Company, along with 10 other companies has been made party to a suit by a landowner for contribution for ground water clean up costs at a third site. A former subsidiary of the Company has been named, along with many others, in lawsuits by certain potentially responsible parties seeking contributions for clean-up costs incurred by them at a fourth site. Currently, the Company cannot determine accurately its ultimate liability, if any, for investigation or cleanup costs at these four sites, although the Company believes that, based on the number of potentially responsible parties at each site and the relatively small volume of waste contributed to these sites by the Predecessor Business, its liability, if any, would be small and would not have a material adverse effect on the Company. Environmental expenditure estimates discussed above do not include costs resulting from such liability, if any.

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

     Through research and development, management is committed to developing process technologies and new products which are critical to the Company's objective of providing high quality, innovative consumer products at costs which the Company believes are equal to or less than those of its competitors. The Company spent $4,789,000, $4,941,000 and $6,287,000 during fiscal 1996, 1995 and
1994, respectively, on research and development. Included in these figures were expenditures relating to the divested Prestone business of $498,000 and $2,142,000 for the fiscal years 1995 and 1994, respectively. In addition to state-of-the-art equipment and facilities, each of the home, litter and automotive businesses has its own Research and Development Director and research staff to focus on its business opportunities.

     Through the use of its high molecular weight high density polyethylene technology, First Brands and Himolene produce stronger plastic bags with less raw material, resulting in a conservation of resources and a reduction of materials that eventually go into landfills.

     To enhance market share and facilitate growth, the Company continually strives for product innovations and improvements. In the home products business, the Company emphasizes improved product value, convenience and performance. During the last fiscal year, the Company introduced the new GLAD-LOCK Snack Bag and increased the distribution and selection of GLAD Trash Bags with Quick-Tie Flaps. The Company's selection of litter products was expanded during the year, with the introduction of a new premium clay brand called EVER FRESH and the roll out of innovative pet accessory products such as our Self-Scooping Litter Box. In the automotive business, the Company introduced six new products, including the well received STP Complete Fuel System Cleaner.

     The Company presently uses recycled plastic trimmings, post consumer recycled material and scrap in its GLAD and STP manufacturing facilities. Packaging for all GLAD products is made with paperboard containing reclaimed material.

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

     Listed below are the principal manufacturing facilities operated by First Brands and its consolidated subsidiaries worldwide during fiscal 1996:

           LOCATION                    CITY                   PRINCIPAL PRODUCTS
- ------------------------------   ----------------  ----------------------------------------
Domestic
     Arkansas*                   Rogers            Plastic wrap and bags
     California                  Bell              Plastic bags
     California                  Taft              Cat litter
     Georgia*                    Cartersville      Plastic wrap and bags
     Georgia                     Wrens             Cat litter
     Illinois                    West Chicago      Plastic bags
     Kansas                      Spring Hill       Cat litter
     Mississippi                 Tupelo            Plastic bags
     New Jersey                  Paulsboro         Auto specialty products
     Ohio                        Akron             Fire starters and firelogs
     Ohio                        Painesville       Auto specialty products
     Vermont                     Rutland           Plastic bags
     Virginia*                   Amherst           Plastic wrap and bags
International
     Canada                      Orangeville       Plastic wrap and bags
     China                       Conghua           Plastic wrap and bags
     Philippines                 Manila            Auto specialty products
     South Africa                Lansdowne         Plastic film products
     South Africa                Babelegi          Plastic film products
     South Africa                Cape Town         Plastic film products

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

                            ------------------------

     The West Chicago, Illinois and the Bell, California plants are leased facilities, with terms which expire between 1999 and 2003 and have a combined annual rental of approximately $440,000. The South African and Philippines facilities are leased from third parties. The Philippines lease expires in 1997 and has an average annual rental of approximately $103,000; the South African leases expire in 1999 and have a combined average annual rental of approximately $265,000. All other production plants are owned by the Company or its subsidiaries.

     First Brands maintains research and development facilities for its home products and litter businesses in Willowbrook, Illinois, and for its automotive products in Danbury, Connecticut; both facilities are under lease with terms expiring in 1998 and 1997, respectively. The Company has contracted for the construction of a new automotive research and development facility in Danbury, Connecticut. Upon its completion, which is expected in March of 1997, the Company has committed to a fifteen year lease. In addition to the properties referenced above, First Brands maintains numerous domestic and international administrative and sales offices and warehouses. The majority of these premises are either leased under relatively short-term leases or owned.

ITEM 3 -- LEGAL PROCEEDINGS

     In May, 1994, the Company was sued by IQ Products ('IQ') and CSA Limited, Inc. for alleged breach of IQ's contract to supply the Company with STP Flat Tire Repair and other automotive aerosol products. The Company counter claimed against IQ for breach of contract and warranty respecting STP Flat Tire Repair. In June, 1996 the United States District Court in Houston, Texas overturned a $3,555,000 jury verdict in favor of IQ and ordered a new trial, based on a finding that the verdict was not supported by the weight of the credible evidence. A new trial is expected later this year, and management believes that the Company has meritorious defenses and counterclaims in this action.

     On June 16, 1995, the Company commenced an action against several of its primary and excess insurance carriers in the United States District Court for the District of Connecticut entitled First Brands Corporation vs. American International Specialty Lines Insurance Company, et al. By this action the Company seeks to recover damages sustained by the Company in resolving a series of lawsuits arising out of the discontinued AFT mobile recycling franchise business (the 'AFT Litigation'). Although the Company believes that the liability involved in the AFT Litigation is subject to insurance, its carriers have not yet agreed to accept liability and the Company is proceeding with the litigation, which is not expected to be reached for trial until 1998. On July 1, 1996 the Company resolved an action which the Company had commenced against Butler Corporation in connection with the AFT Litigation in order to avoid prolonged litigation, and accompanying expenses, costs and attorneys' fees.

     The Company is subject to various other claims, and contingencies related to lawsuits and other matters arising out of the normal course of business. Management believes that the ultimate liability, if any, arising from these and other claims and contingencies discussed in this section, is not likely to have a material adverse effect on the Company's annual results of operations or financial condition.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                    PART II

ITEM 5 -- MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded on the New York, Philadelphia, Midwest and Pacific Stock Exchanges under the symbol 'FBR'. On February 5, 1996, the Company effected a two-for-one stock split, in the form of a 100 percent stock dividend. The following table, which has been restated to reflect the two-for-one stock split, sets forth the high and low sales price per share of the Common Stock during the fiscal periods indicated as reported by the NYSE and the dividend per share paid during such fiscal periods. The approximate number of holders of Common Stock of record as of June 30, 1996 was 505.

                                                                                             HIGH              LOW         DIVIDEND
                                                                                        ---------------   --------------   --------

Fiscal 1995
     First Quarter...................................................................    18 3/8             15 3/4             .04
     Second Quarter..................................................................    17 1/2             16                 .05
     Third Quarter...................................................................    19 1/16            16 3/8             .05
     Fourth Quarter..................................................................    21 5/16            18 3/8             .05

Fiscal 1996
     First Quarter...................................................................    22 5/8             19 3/4             .05
     Second Quarter..................................................................    23 15/16           21 5/16            .0625
     Third Quarter...................................................................    29 1/2             23                 .0625
     Fourth Quarter..................................................................    28 1/4             24                 .0625

     The amount of cash dividends on common stock which may be paid by the Company is limited by the restrictions under its credit agreement. See Note 8 to the Company's Consolidated Financial Statements.

ITEM 6 -- SELECTED FINANCIAL DATA

     The following table includes selected financial data for the five years ended June 30, 1996, which are derived from and more fully described in the Consolidated Financial Statements and Notes.

                                                                            YEARS ENDED JUNE 30,(1)
                                                             ------------------------------------------------------
                                                               1996        1995        1994        1993       1992
                                                             --------    --------    --------    --------    ------
                                                                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Net sales.................................................   $1,073.0    $1,036.5    $1,086.3    $1,041.9    $988.5
Operating expenses(2).....................................      928.8       901.2       935.5       904.1     859.2
Amortization and other depreciation.......................       15.6        16.5        20.3        19.1      22.4
Interest expense and amortization of debt discount and
  expense.................................................       17.5        18.8        22.4        25.6      39.9
Discount on sale of receivables(3)........................        4.0         4.0         4.3         4.1        .6
Other income (expense), net(4)............................        1.8       (21.2)       (0.1)        0.1      (0.1)
Income before extraordinary item(5).......................       65.1        43.2        60.1        52.7      39.2
                                                             --------    --------    --------    --------    ------
Net income................................................   $   65.1    $   38.7    $   60.1    $   52.7    $ 23.5
                                                             --------    --------    --------    --------    ------
                                                             --------    --------    --------    --------    ------
Per common and common equivalent share(6)
     Income before extraordinary item.....................    $ 1.53      $ 1.01      $ 1.36      $ 1.20     $ 0.90
     Net income...........................................    $ 1.53      $ 0.91      $ 1.36      $ 1.20     $ 0.54
Cash dividends per common share(6)........................    $ 0.24      $ 0.19      $ 0.15      $ 0.10     $ 0.02
                                                             --------    --------    --------    --------    ------

Total assets..............................................    $860.9      $839.9      $814.0      $830.2     $856.1
                                                             --------    --------    --------    --------    ------
                                                             --------    --------    --------    --------    ------
Long-term debt (including current maturities)(7)..........    $199.5      $167.2      $153.5      $231.3     $288.7
                                                             --------    --------    --------    --------    ------
                                                             --------    --------    --------    --------    ------

- ------------

(1) Fiscal 1996 results include two months of operations for the recently acquired Forest Technology business. On August 26, 1994, the Company sold the Prestone antifreeze/coolant and car care business (the 'Prestone business'), accordingly, results for fiscal 1995 include only eight weeks of operations for the Prestone business. Fiscal 1995 results include the operations of the acquired JONNY CAT and Multifoil businesses for twelve and two months, respectively. Financial data includes the operations of A&M Products for twelve months of the fiscal years ended June 30, 1996, 1995, 1994 and 1993, and for one month for the fiscal year ended June 30, 1992. Financial data for the fiscal year ended June 30, 1992 have been restated to reflect the effect of changing the method of accounting for domestic inventories from the LIFO method to the FIFO method, and for the adoption of SFAS No. 109 'Accounting for Income Taxes'.

(2) Operating expenses include that portion of depreciation expense associated with the production of inventory.

(3) Relates to a program which began in May, 1992 for the sale of a fractional interest in accounts receivable (See Note 2 to the Company's Consolidated Financial Statements).

(4) Other income (expense), net, for the year ended June 30, 1995 includes a $20.4 million charge relating to the write-off of assets and the costs associated with litigation proceedings and settlements pertaining to the Company's formerly operated mobile recycling business. Also included is the gain associated with the sale of the Prestone business and the loss on the disposal of the Company's automotive service centers (See Notes 1 and 13 to the Company's Consolidated Financial Statements).

(5) Income before extraordinary item excludes the premium and the write-off of unamortized issuance costs related to the repurchase of subordinated debt, net of taxes, for the years ended June 30, 1995 and 1992 (See Note 8 to the Company's Consolidated Financial Statements).

(6) All per share figures have been retroactively restated to reflect the two-for-one stock split which was effective February 5, 1996 (See Notes 1 and 10 to the Company's Consolidated Financial Statements). Net income per common share and common equivalent share has been computed using the weighted average number of common shares and common share equivalents outstanding for each period.

(7) Long-term debt excludes other long-term obligations and long-term operating lease commitments (See Notes 8 and 9 to the Company's Consolidated Financial Statements).

ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of the consolidated results of operations for the fiscal years ended June 30, 1996 and 1995 and the financial condition at June 30, 1996, should be read in conjunction with the Consolidated Financial Statements and Notes thereto of First Brands. All per share figures have been retroactively restated to reflect the two-for-one stock split which was effective February 5, 1996 (See Notes 1 and 10 to the Company's Consolidated Financial Statements).

FISCAL YEAR ENDED JUNE 30, 1996 COMPARED TO FISCAL YEAR ENDED JUNE 30, 1995

     The following table sets forth the components of income and expense for the two years ended June 30, 1996, on a dollar and percentage basis.

                                                                         JUNE 30, 1996              JUNE 30, 1995
                                                                    -----------------------    -----------------------
                                                                    IN THOUSANDS    PERCENT    IN THOUSANDS    PERCENT
                                                                    ------------    -------    ------------    -------

Net sales........................................................    $1,073,022      100.0%     $1,036,515      100.0%
Cost of goods sold (including depreciation and rent expense).....       687,103       64.0         645,886       62.3
                                                                    ------------    -------    ------------    -------
Gross profit.....................................................       385,919       36.0         390,629       37.7
Selling, general and administrative expenses.....................       241,711       22.5         255,283       24.6
Amortization and other depreciation..............................        15,607        1.5          16,499        1.6
Interest expense and amortization of debt discount and
  expenses.......................................................        17,546        1.6          18,819        1.8
Discount on sale of receivables..................................         3,963        0.4           3,979        0.4
Other income (expense), net......................................         1,827        0.2         (21,225)      (2.1)
                                                                    ------------    -------    ------------    -------
Income before provision for income taxes and extraordinary
  item...........................................................       108,919       10.2          74,824        7.2
Provision for income taxes.......................................        43,819        4.1          31,634        3.1
                                                                    ------------    -------    ------------    -------
Income before extraordinary item.................................        65,100        6.1          43,190        4.1
Extraordinary loss relating to the repurchase of subordinated
  debt, net of taxes.............................................       --            --            (4,493)      (0.4)
                                                                    ------------    -------    ------------    -------
Net income.......................................................    $   65,100        6.1%     $   38,697        3.7%
                                                                    ------------    -------    ------------    -------
                                                                    ------------    -------    ------------    -------

     Sales for the fiscal year ended June 30, 1996 were $1,073,022,000, 4% above the prior year's sales of $1,036,515,000. Excluding sales from the Prestone business, which was sold on August 26, 1994, sales increased 7% over fiscal 1995.

     Increased sales in the plastic wrap and bag business resulted from higher unit volumes and a better product mix, as well as strong international sales. Strong sales of premium products led the increase in domestic sales, while increases in the international business primarily reflected higher sales in Canada as well as a full year of operations from the Company's South African subsidiary, which was acquired in late fiscal 1995. Sales of automotive and specialty appearance products, excluding sales from the Company's discontinued contract packaging business and automotive service centers, were slightly below the prior year's level reflecting decreases in both the domestic and international market (primarily Mexico), due to market softness. Pet product sales dollars and quantities increased due to continued market and share growth as well as distribution gains.

     Cost of goods sold in fiscal 1996 was $687,103,000, 106% of last year's $645,886,000. The increased costs for the year reflects higher volume sales and increased polyethylene costs. Gross profit for the year was $385,919,000 (36% of sales), 99% of last year's $390,629,000 (38% of sales). Excluding the fiscal 1995 profit associated with the Prestone business, gross profit for the year was 102% of the prior year's $380,113,000 (38% of sales). The higher gross profit dollars resulted from higher sales volumes while the lower gross margin primarily reflects the increased raw material costs and higher trade promotions in certain product lines.

     Selling, general and administrative expenses of $241,711,000 was 95% of fiscal 1995's $255,283,000. Excluding the Prestone business, fiscal 1995 expenses were $247,443,000, 2% above the current year. The lower spending level in fiscal 1996 reflects reductions in selected marketing programs for both the plastic wrap and bag and automotive segments, which were partially offset by higher spending in the pet products business. Reductions in marketing programs were instituted to offset the higher raw material costs and higher trade promotions incurred during fiscal 1996. Selling and marketing expenditures increased in the pet products business as the Company continued to support the sales growth and distribution gains with new marketing programs.

     Amortization and other depreciation expense of $15,607,000 was 95% of last year's $16,499,000. Excluding amortization and depreciation expenses associated with the Prestone business, fiscal 1995 expense was $15,887,000. Amortization expense largely relates to intangibles recorded in 1986 when the Company acquired its businesses. The after-tax amounts for amortization expense on a per share basis were $0.20 and $0.21 in fiscal 1996 and 1995, respectively, a portion of which is not deductible for income tax purposes. Interest expense and amortization of debt discount and expenses was $17,546,000, 93% of last year's $18,819,000 due to lower interest rates. Discount on sale of receivables reflects the costs associated with the sale of a fractional ownership interest, without recourse, in a defined pool of the Company's eligible trade accounts receivable.

     Other income (expense), net in 1996 primarily reflects accrued interest which was reversed as a result of a tax audit settlement and interest income received on a long-term note receivable. In 1995, other income (expense), net reflects a $20,350,000 charge relating to the write-off of assets and the estimated costs associated with litigation proceedings and settlements pertaining to the Company's formerly operated mobile antifreeze recycling business. Also included in 1995 was the gain on the sale of the Prestone business and a loss on the disposal of the Company's automotive service centers (See Notes 1 and 13).

     The Company's effective tax rate was 40% for fiscal 1996 compared to 42% for 1995, reflecting higher favorable permanent tax differences in 1996. The provision for income taxes of $43,819,000 was 139% of 1995's $31,634,000 due to higher pre-tax earnings.

     Inflation was not considered to be a significant factor in the Company's operations during fiscal 1996.

     In March 1995, the Financial Accounting Standards Board ('FASB') issued Statement of Financial Accounting Standards ('SFAS') No. 121, 'Accounting for the Impairment of Long-Lived Assets to Be Disposed Of' which requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The pronouncement becomes effective for fiscal years beginning after December 15, 1995. The Company is currently evaluating the impact of the future adoption of this pronouncement, but does not believe that it will have a significant impact on results of operations or financial position.

     In October 1995, the FASB issued SFAS No. 123 'Accounting for Stock-Based Compensation', which must be adopted for fiscal years beginning after December 15, 1995. SFAS No. 123 allows companies to either continue using the intrinsic value method permitted by Accounting Principles Board Opinion No. 25 ('APB 25') 'Accounting for Stock Issued to Employees' or it permits companies to measure employee stock compensation plans under a fair value based method of accounting. Companies electing to continue under the principles prescribed by APB 25 are required to supply pro-forma disclosure of net income and net income per common share as if the fair value method had been used. The Company will adopt SFAS No. 123 in fiscal 1997, and intends to continue using the measurement principles of APB 25 and to adopt the expanded disclosure requirements of SFAS No. 123.

     In June 1996, the FASB issued SFAS No. 125, 'Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities'. SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. The Company is currently evaluating the impact of the future adoption of this pronouncement and has not yet determined the impact, if any, to the Company.

FISCAL YEAR ENDED JUNE 30, 1995 COMPARED TO FISCAL YEAR ENDED JUNE 30, 1994

     The following table sets forth the components of income and expense for the two years ended June 30, 1995, on a dollar and percentage basis.

                                                                         JUNE 30, 1995              JUNE 30, 1994
                                                                    -----------------------    -----------------------
                                                                    IN THOUSANDS    PERCENT    IN THOUSANDS    PERCENT
                                                                    ------------    -------    ------------    -------

Net sales........................................................    $1,036,515      100.0%     $1,086,320      100.0%
Cost of goods sold (including depreciation and rent expense).....       645,886       62.3         666,336       61.3
                                                                    ------------    -------    ------------    -------
Gross profit.....................................................       390,629       37.7         419,984       38.7
Selling, general and administrative expenses.....................       255,283       24.6         269,181       24.8
Amortization and other depreciation..............................        16,499        1.6          20,328        1.9
Interest expense and amortization of debt discount and
  expenses.......................................................        18,819        1.8          22,390        2.1
Discount on sale of receivables..................................         3,979        0.4           4,260        0.4
Other income (expense), net......................................       (21,225)      (2.1)            (90)      --
                                                                    ------------    -------    ------------    -------
Income before provision for income taxes and extraordinary
  item...........................................................        74,824        7.2         103,735        9.5
Provision for income taxes.......................................        31,634        3.1          43,569        4.0
                                                                    ------------    -------    ------------    -------
Income before extraordinary item.................................        43,190        4.1          60,166        5.5
Extraordinary loss relating to the repurchase of subordinated
  debt, net of taxes.............................................        (4,493)      (0.4)        --            --
                                                                    ------------    -------    ------------    -------
Net income.......................................................    $   38,697        3.7%     $   60,166        5.5%
                                                                    ------------    -------    ------------    -------
                                                                    ------------    -------    ------------    -------

     Sales for the fiscal year ended June 30, 1995 totaled $1,036,515,000, 95% of fiscal 1994's sales of $1,086,320,000. Excluding sales of the Prestone business for eight weeks of fiscal 1995 and all of fiscal 1994, 1995's sales were $1,004,831,000, 12% above 1994's sales of $895,747,000.

     Sales increased due to higher prices and unit volumes (primarily GLAD-LOCK) in the Company's plastic wrap and bag business. Pet product sales dollars and quantities were significantly ahead of 1994's, due to continued market and share growth in the clumping litter market and the newly acquired JONNY CAT business. Sales of automotive specialty and appearance products, primarily STP branded products, exceeded 1994's level due primarily to higher unit volume and new products. Excluding Canadian sales of PRESTONE products, each of the Company's international subsidiaries reported sales revenue ahead of 1994's level primarily due to increases in volume.

     Cost of goods sold in fiscal 1995 was $645,886,000, 97% of fiscal 1994's $666,336,000. Excluding the Prestone business, cost of goods sold for the year was $624,718,000, 18% above 1994's $528,733,000. The increase in costs reflects higher sales volume as well as the escalation of raw material costs, primarily resin and packaging materials. Gross profit for the year was $390,629,000 (38% of sales), 93% of 1994's $419,984,000 (39% of sales). Excluding the Prestone business, gross profit for the year was $380,113,000 (38% of sales), 104% of 1994's $367,014,000 (41% of sales). Increased gross profit dollars resulted from higher sales volumes while the lower gross margin primarily reflects the increased raw material costs.

     Selling, general and administrative expenses of $255,283,000 was 95% of fiscal 1994's $269,181,000. Excluding the Prestone business, these expenses were $247,443,000, slightly ahead of 1994's $245,001,000, reflecting higher expenditures in the pet products business, which were partially offset by reduced expenditures in the plastic wrap and bag business. Overhead expenditures increased in the pet products business as the Company continued to expand its product line and support the nationwide distribution roll out of the JONNY CAT brand. Plastic wrap and bag expenditures were reduced to offset the lower gross margin caused by the higher raw material costs. Expenditures for automotive specialty products remained stable year to year.

     Amortization and other depreciation expense of $16,499,000 was 81% of 1994's $20,328,000. This reduction reflects lower amortization expense for fiscal 1995, as certain intangible assets were either included in the sale of the Prestone business or were fully amortized during fiscal 1994. Amortization expense largely relates to intangibles recorded in 1986 when the Company acquired its businesses. The after-tax amounts for amortization expense on a per share basis were $0.21 and $0.28 in fiscal 1995 and 1994, respectively, a portion of which is not deductible for income tax purposes. Other depreciation expense for fiscal 1995 is also below the prior year, reflecting the sale of certain fixed assets of the Prestone business and higher fiscal 1994 expense to record the write-down of certain assets. Interest expense and amortization of debt discount and expense was $18,819,000, 84% of 1994's $22,390,000 due to lower debt levels, partially offset by slightly higher interest rates. Discount on sale of receivables reflects the costs associated with the sale of a fractional ownership interest, without recourse, in a defined pool of the Company's eligible trade accounts receivable.

     Other income (expense), net in 1995 primarily reflects costs associated with the formerly operated mobile antifreeze recycling business as well as the gain on the sale of the Prestone business and a loss on the disposal of the Company's automotive service centers (See Notes 1 and 13).

     The Company's effective tax rate was 42% for both fiscal 1995 and 1994. The provision for income taxes of $31,634,000 was 73% of 1994's $43,569,000 reflecting lower pre-tax earnings in fiscal 1995.

     The extraordinary loss of $4,493,000 or $0.10 per share resulted from the premium paid and the write-off of unamortized issuance costs related to the repurchase of $45,000,000 of the Company's 13 1/4% Subordinated Notes (See Note
8).

     Inflation was not considered to be a significant factor in the Company's operations during fiscal 1995.

FINANCIAL CONDITION

     At June 30, 1996 worldwide credit facilities in place aggregated $339,954,000 of which $239,560,000 was available but unused. Excluding any leased asset or stock repurchases, the Company expects to repay up to $60,000,000 on these credit facilities over the next twelve months by utilizing the positive cash flow generated by its operations. During fiscal 1996, the Company increased its unsecured domestic line of credit by $5,000,000, bringing the amount available to borrow under this facility to $15,000,000 (See Note 5). The Company also has the option to sell up to $100,000,000 of fractional ownership interest, without recourse, in a defined pool of eligible accounts receivable. As of June 30, 1996, $70,000,000 had been sold (See Note 2). As of June 30, 1996, the Company had long-term debt outstanding of $199,355,000. Principal payments due on long-term debt (including current maturities) total $195,628,000 for the five-year period beginning July 1, 1996, and $753,000 for the five-year period thereafter.

     To balance its interest rate exposure and to limit the impact of foreign exchange during the year, the Company periodically enters into interest rate swap and foreign exchange contracts. At June 30, 1996 the Company was party to an interest swap agreement, with a notional amount of $50,000,000, which will mature in August, 1997. One of the Company's international subsidiaries entered into foreign exchange contracts for its U.S. dollar purchase commitments. The total value of these foreign exchange contracts is $4,500,000, all of which will mature during the first quarter of fiscal 1997 (See Note 7).

     Capital expenditures, including capitalized interest, were $42,293,000 during fiscal 1996, and $47,029,000 in fiscal 1995. Expenditures primarily related to increased capacity for GLAD-LOCK zipper plastic storage bag and GLAD Garbage Bags with Quick-Tie Flaps, as well as cost reductions and technology improvements. During fiscal 1996, the Company also acquired previously leased equipment totaling $9,797,000.

     The Company's fiscal 1997 plan reflects capital expenditures and associated capitalized interest of approximately $42,000,000 and fixed payments (interest, principal, receivable financing costs and lease payments, excluding potential lease buybacks) of approximately $40,800,000. Beginning April 1997, the Company has the option to repurchase, at par, all or part of the outstanding $100,000,000 9 1/8% Senior Subordinated Notes.

     Certain forward-looking statements are contained within this report, reflecting management's current estimate of future events. These forward-looking statements are based on many assumptions, primarily related to the Company's expected operating performance, any variance from these assumptions may result in significantly different results.

     The Company's debt agreements have restrictions on the Company's ability to incur certain indebtedness; however, based on its working capital requirements, the current availability under its credit facilities, and its ability to generate positive cash flows from operations, the Company does not believe that such limitations will have a material effect on the Company's long-term liquidity. The Company believes that it will have the funds necessary to meet all of its above described financing requirements and all other fixed obligations. Should the Company undertake in the future, strategic acquisitions requiring funds in excess of its internally generated cash flow, it might be required to incur additional debt.

     Certain of the Company's operations are subject to federal, state and local environmental laws and regulations which impose limitations on the discharge of pollutants into the air and water and establish standards for the treatment, storage and disposal of solid and hazardous wastes. The Company believes that it is in substantial compliance with all applicable environmental laws and regulations. The Company assumed certain liabilities of Union Carbide including most environmental liabilities connected with the home and automotive businesses of Union Carbide at the inception of the Company. See Note 13 to the Consolidated Financial Statements for a discussion of indemnifications. The Company's Paulsboro, New Jersey facility is subject to an administrative consent order with the New Jersey Department of Environmental Protection and Energy. The Company also has a potential liability under Superfund or similar state law for investigation and cleanup costs at four sites. The Company believes that it has made adequate provision for such compliance costs, but there can be no assurance that the final costs will not exceed the Company's estimated costs of compliance.

ITEM 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and related documents of the Company and the financial statement schedule of the Company and related documents are included in Part IV, Item 14, of this Report.

ITEM 9 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The principal executive officers and directors of the Company are as follows:

                   NAME                       AGE          POSITION HELD WITH THE CORPORATION
- -------------------------------------------   ---    -----------------------------------------------

Alfred E. Dudley(4*,5*)....................   68     Chairman and Director
William V. Stephenson(4,5).................   55     President, Chief Executive Officer and Director
Thomas H. Rowland..........................   51     Executive Vice President, President
                                                       Home Products
Donald A. DeSantis.........................   46     Senior Vice President, Chief Financial Officer
                                                       and Treasurer
Mark E. Haglund............................   45     Vice President, President of STP
                                                       Products Inc.
Patrick J. O'Brien.........................   40     Vice President, President of A&M
                                                       Products Inc.
Ronald F. Dainton..........................   57     Vice President, Human Resources
Joseph B. Furey............................   50     Vice President, Controller and Secretary
Einar M. Rod...............................   44     General Counsel
A. R. (Bud) McClellan......................   42     Assistant Controller and Assistant Secretary
Richard J. Mosback.........................   43     Assistant Treasurer
Alan C. Egler(3,4).........................   68     Director
James R. Maher(1*).........................   46     Director
James R. McManus(1,5)......................   62     Director
Dwight C. Minton(2,3)......................   61     Director
Denis Newman(3*,4).........................   66     Director
Ervin R. Shames(1,5).......................   56     Director
Robert G. Tobin(2*)........................   58     Director

- ------------

 * Denotes Chairman of Committee

(1) Member, Compensation Committee

(2) Member, Pension Committee

(3) Member, Audit Committee

(4) Member, Executive Committee

(5) Member, Nominating Committee

                            ------------------------

     The Certificate of Incorporation provides for the classification of the Board of Directors into three classes of membership with terms expiring on different Annual Meeting dates. Approximately one-third of the members of the Board of Directors are nominated each year to serve as directors for a term of three years. Directors are elected at the Annual Meeting of Stockholders for the terms specified and continue in office until their respective successors have been elected and have qualified. The terms of office of Messrs. Dudley, Egler and McManus expire at the Annual Meeting of Stockholders in November, 1996. Mr. Egler has been a Director of the Company since 1986, and was Vice Chairman and a consultant to the Company from 1986 through 1991. He has decided not to seek another term as a Director of the Company. The terms of office of Messrs. Maher, Minton, Stephenson and Tobin expire at the Annual Meeting of Stockholders in October, 1997 and the terms of office of Messrs. Newman and Shames expire at Annual Meeting of Stockholders in October, 1998. On January, 26 1996, Mr. Gary
E. Gardner resigned from the Board of Directors. Executive officers and key employees are elected annually by, and serve at the pleasure of, the First Brands' Board of Directors. There are no family relationships between any directors, executive officers or key employees of First Brands.

     Mr. Dudley was elected Chairman on June 19, 1986. He relinquished the title of Chief Executive Officer effective September 1, 1994.

     Mr. Stephenson was Senior Vice President and General Manager, Home Products Division from January, 1990 to September, 1991. He was elected Executive Vice President of the Company in October, 1991 and simultaneously was appointed President of the Home Products Division. He was elected President and Chief Operating Officer and a Director of the Company in August, 1992, and was elected Chief Executive Officer effective September 1, 1994.

     Mr. Rowland was elected President of Himolene Incorporated, a wholly owned subsidiary of the Company in June, 1989, and served in that position to 1992; prior to that he was elected Vice President and Chief Financial Officer of Himolene Incorporated in September, 1988. He was elected Executive Vice President of the Company on August 11, 1992, and simultaneously was appointed President of the Home Products Division.

     Mr. DeSantis was elected Chief Financial Officer and Treasurer of the Company in June, 1986. He relinquished the title of Treasurer in November, 1987 and was elected Vice President in May, 1988 and Senior Vice President in November, 1993. He re-assumed the title of Treasurer on August 9, 1994.

     Mr. Haglund served as a Director of Marketing for the Automotive Products Division from 1990 to 1992. In March, 1992 he was appointed Vice President of Marketing for the Automotive Products Division. Mr. Haglund was appointed President of STP Products, Incorporated in September, 1995, after serving as Senior Vice President and General Manager since August, 1994. He was elected Vice President of the Company on October 27, 1995.

     Mr. O'Brien served as Corporate Director of Environmental Affairs from July, 1991 to May, 1992. He was appointed President of A&M Products, Incorporated in September, 1995, after serving as Vice President and General Manager since May, 1992. He was elected Vice President of the Company on October 27, 1995.

     Mr. Dainton was Director of Employee Relations at First Brands from 1986 to 1989; he was elected Vice President, Human Resources of the Company on May 24, 1989.

     Mr. Furey was elected Controller and Assistant Secretary of the Company in June, 1986, and Vice President in November, 1993. He resigned as Assistant Secretary and was elected Secretary on January 20, 1995.

     Mr. Rod became General Counsel to the Company on May 20, 1996, and was previously an attorney with PepsiCo, Inc. a manufacturer and distributor of consumer products and provided legal counsel to PepsiCo's divisions, Pepsi-Cola North America and Pepsi-Cola International since before 1991.

     Mr. McClellan served as Director of Accounting from 1992 to 1995, prior to 1992 he served in various positions as a financial manager. He was elected Assistant Controller in January, 1995 and was elected Assistant Secretary on January 26, 1996.

     Mr. Mosback served as Manager of Internal Audit from 1986 to 1992. He became Director of Finance and Internal Audit in 1993 and served in that capacity until 1995. He was elected Assistant Treasurer on January 20, 1995.

     Mr. Egler was Vice Chairman and consultant to the Company from 1986 through 1991. He was elected a director of the Company on June 19, 1986.

     Mr. Maher has been President and Chief Executive Officer of MAFCO Consolidated Group, Inc., a diversified manufacturer, since July, 1995. He was Chairman of Laboratory Corporation of America, a health services company, from April, 1995 to April 1996. He was President and Chief Executive Officer of Laboratory Corporation of America from December, 1992 to April, 1995. Mr. Maher continues to serve on the board of Laboratory Corporation of America. Mr. Maher was Vice Chairman of The First Boston Corporation, a financial services company, from September, 1990 until June, 1992. He was elected a director of the Company on May 26, 1988.

     Mr. McManus has been Chairman, Chief Executive Officer and founder of the Marketing Corporation of America, a marketing services firm, since prior to 1986. He also serves on the Board of

Au Bon Pain, Inc. Mr. McManus resigned as President and Chief Executive Officer of Business Express, Inc. a regional airline operating in the Northeastern United States on February 1, 1994. On January 22, 1996, a petition for Chapter XI Bankruptcy Protection was filed against Business Express in Federal Court in Manchester, New Hampshire by Saab Aircraft of America and two of its operating subsidiaries. He was elected a director of the Company on November 18, 1986.

     Mr. Minton has been Chairman of Church & Dwight Co., Inc., which manufactures ARM & HAMMER brand consumer and specialty products since prior to 1986. On October 1, 1995 he relinquished the title of President and Chief Executive Officer of Church & Dwight Co. Inc. He is also a director of Crane Co. and Medusa Corporation. He was elected a director of the Company on November 7, 1991.

     Mr. Newman has been a Managing Director of MidMark Management, Inc., a private investment firm since December, 1989. From April, 1988 until December, 1989, Mr. Newman was President and a director of The Dunmore Group, Inc., a merchant banking firm. He also serves as a director of GMIS, Inc. He was elected a director of the Company on May 30, 1986.

     Mr. Shames has been Chairman of Select Comfort Corporation, a mattress manufacturer and retailer, since April, 1996 and was appointed Visiting Lecturer at the University of Virginia's Darden Graduate School of Business in September, 1996. He was a private investor and consultant from January, 1995 to April, 1996. He was President and Chief Executive Officer of Borden, Inc., a consumer and specialty products manufacturer, from December, 1993 to January, 1995. He was President and Chief Operating Officer of Borden, Inc. from July, 1993 until December, 1993. Mr Shames was Chairman and Chief Executive Officer of the Stride Rite Corporation, a footwear manufacturer, from June, 1992 to July, 1993 and President and Chief Executive Officer of the Stride Rite Corporation from June, 1990 to June, 1993. He was elected a director of the Company on May 28, 1987.

     Mr. Tobin has been Chairman and Chief Executive Officer of The Stop & Shop Supermarket Companies, Inc. and The Stop & Shop Supermarket Company, a retail food company, since January, 1995. He was President and Chief Executive Officer of The Stop & Shop Supermarket Company from May, 1994 to January, 1995. He was President and Chief Operating Officer of The Stop & Shop Companies Inc. and The Stop & Shop Supermarket Company, a wholly owned subsidiary, since March 1993 and November 1989, respectively. He was elected a director of the Company on September 6, 1991.

ITEM 11 -- EXECUTIVE COMPENSATION

     Incorporated by reference to the section entitled 'Compensation Committee Report On Executive Compensation' in the Company's Proxy Statement, dated September 30, 1996, for its 1996 Annual Meeting of Stockholders.

ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated by reference to the section entitled 'Beneficial Ownership of Voting Securities' in the Company's Proxy Statement, dated September 30, 1996, for its 1996 Annual Meeting of Stockholders.

ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

                                    PART IV

ITEM 14 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) (1) Financial Statements

          The following financial statements and related notes of the Company are incorporated by reference to the Company's 1996 Annual Report to
          Stockholders:

                                                                                          PAGE
                                                                                          ----

Report of Management...................................................................     18
Independent Auditors' Report...........................................................     19
Consolidated Statements of Income -- For the Years Ended June 30, 1996, 1995 and
  1994.................................................................................     20
Consolidated Balance Sheets -- June 30, 1996 and 1995..................................     21
Consolidated Statements of Stockholders' Equity -- For the Years Ended June 30, 1996,
  1995 and 1994........................................................................     22
Consolidated Statements of Cash Flows -- For the Years Ended June 30, 1996, 1995 and
  1994.................................................................................     23
Notes to Consolidated Financial Statements.............................................     24

  (a) (2) Financial Statement Schedule

Independent Auditors' Report on Schedule...............................................     37

       The following financial statement schedule of the Company as set forth below is filed with this Report on Form 10-K:

Valuation and Qualifying Accounts (Schedule II) For the Years Ended June 30, 1996, 1995
  and 1994.............................................................................     38

       All   other  schedules  are  omitted   as  the  required  information  is
       inapplicable  or  the  information  is  presented  in  the   Consolidated
       Financial Statements or related Notes.

  (a) (3) Exhibits -- See Exhibit Index on Pages 40-42 for exhibits filed with the Annual Report on Form 10-K, as submitted with the Securities and Exchange Commission.

  (b) Reports on Form 8-K

      A  Form 8-K  items 5 and  7 dated March  22, 1996 was  filed reporting the
        Company's adoption of a Preferred Stock Rights Plan

                              REPORT OF MANAGEMENT

     Management of First Brands Corporation is responsible for the financial and operating information contained in the Annual Report including the financial statements covered by the independent auditors' report. These statements were prepared in conformity with United States generally accepted accounting principles and include, where necessary, informed estimates and judgments.

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

August 8, 1996

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
FIRST BRANDS CORPORATION:

     We have audited the accompanying consolidated balance sheets of First Brands Corporation and subsidiaries as of June 30, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended June 30, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Brands Corporation and subsidiaries at June 30, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1996, in conformity with generally accepted accounting principles.

                                                 /s/ KPMG PEAT MARWICK LLP
                                                 ...............................
                                                KPMG PEAT MARWICK LLP

New York, New York
August 8, 1996

                   FIRST BRANDS CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                FOR THE YEARS ENDED JUNE 30, 1996, 1995 AND 1994

                                                                              1996          1995          1994
                                                                           ----------    ----------    ----------
                                                                                   (DOLLARS IN THOUSANDS,
                                                                                   EXCEPT PER SHARE DATA)

Net sales...............................................................   $1,073,022    $1,036,515    $1,086,320
Cost of goods sold (including depreciation and rent expense of $36,837,
  $38,447 and $39,331)..................................................      687,103       645,886       666,336
Selling, general and administrative expenses............................      241,711       255,283       269,181
Amortization and other depreciation.....................................       15,607        16,499        20,328
Interest expense and amortization of debt discount and expense..........       17,546        18,819        22,390
Discount on sale of receivables (Note 2)................................        3,963         3,979         4,260
Other income (expense), net.............................................        1,827       (21,225)          (90)
                                                                           ----------    ----------    ----------
Income before provision for income taxes and extraordinary item.........      108,919        74,824       103,735
Provision for income taxes (Note 11)....................................       43,819        31,634        43,569
                                                                           ----------    ----------    ----------
Income before extraordinary item........................................       65,100        43,190        60,166
Extraordinary loss relating to the repurchase of subordinated debt, net
  of taxes (Note 8).....................................................       --            (4,493)       --
                                                                           ----------    ----------    ----------
Net income..............................................................   $   65,100    $   38,697    $   60,166
                                                                           ----------    ----------    ----------
                                                                           ----------    ----------    ----------
Per common and common equivalent share (Note 1):
     Income before extraordinary item...................................        $1.53         $1.01         $1.36
     Extraordinary item.................................................           --          (.10)           --
                                                                           ----------    ----------    ----------
Net income..............................................................        $1.53         $0.91         $1.36
                                                                           ----------    ----------    ----------
                                                                           ----------    ----------    ----------
Weighted average common and common equivalent shares outstanding (Note
  1)....................................................................   42,600,021    42,915,198    44,337,910
                                                                           ----------    ----------    ----------
                                                                           ----------    ----------    ----------

        See accompanying notes to the consolidated financial statements.

                   FIRST BRANDS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 1996 AND 1995

                                                                                               1996        1995
                                                                                             --------    --------
                                                                                                 (DOLLARS IN
                                                                                                  THOUSANDS,
                                                                                               EXCEPT PER SHARE
                                                                                                   AMOUNTS)

                                          ASSETS
Current assets:
     Cash and cash equivalents............................................................   $  8,326    $  5,225
     Accounts and notes receivable (net of allowances for doubtful accounts and discounts
      of $6,036 and $6,154) (Note 2)......................................................    125,126     121,763
     Inventories (Note 1).................................................................    146,002     156,245
     Deferred tax assets (Note 11)........................................................     20,155      34,038
     Prepaid expenses.....................................................................      4,662       3,561
                                                                                             --------    --------
          Total current assets............................................................    304,271     320,832
Property, plant and equipment (net of accumulated depreciation of $111,401 and $88,447)
  (Notes 1, 3 and 9)......................................................................    319,677     290,960
Patents, trademarks, proprietary technology and other intangibles (net of accumulated
  amortization of $181,929 and $170,584) (Notes 1 and 4)..................................    204,422     202,323
Deferred charges and other assets (net of accumulated amortization of $50,965 and
  $50,214)................................................................................     32,510      25,831
                                                                                             --------    --------
          Total assets....................................................................   $860,880    $839,946
                                                                                             --------    --------
                                                                                             --------    --------

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Notes payable (Note 5)...............................................................   $  4,013    $  5,128
     Current maturities of long-term debt (Note 8)........................................        116         912
     Accrued income and other taxes (Note 11).............................................      3,474      27,279
     Accounts payable.....................................................................     61,168      70,106
     Accrued liabilities (Note 6).........................................................    110,522     144,863
                                                                                             --------    --------
          Total current liabilities.......................................................    179,293     248,288
Long-term debt (Note 8)...................................................................    199,355     166,279
Deferred tax liabilities (Note 11)........................................................     66,300      54,524
Other long-term obligations (Note 12).....................................................     16,050      16,040
Deferred gain on sale of assets (Note 9)..................................................      1,057       2,637
Commitments and contingencies (Notes 9 and 13)
Stockholders' equity (Notes 1 and 10):
     Preferred stock, $1 par value, 10,000,000 shares authorized; none issued.............      --          --
     Common stock, $0.01 par value, 50,000,000 shares authorized; issued 43,140,586 shares at June 30, 1996 and 22,146,014 shares (pre two-for-one stock split) at June 30,
      1995................................................................................        431         221
     Capital in excess of par value.......................................................    126,432     120,914
     Cumulative foreign currency translation adjustment...................................     (9,321)     (7,173)
     Common stock in treasury, at cost; 1,490,000 shares at June 30, 1996 and 1,210,700
      shares at June 30, 1995.............................................................    (52,563)    (40,433)
     Retained earnings....................................................................    333,846     278,649
                                                                                             --------    --------
          Total stockholders' equity......................................................    398,825     352,178
                                                                                             --------    --------
               Total liabilities and stockholders' equity.................................   $860,880    $839,946
                                                                                             --------    --------
                                                                                             --------    --------

        See accompanying notes to the consolidated financial statements.

                   FIRST BRANDS CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED JUNE 30, 1996, 1995 AND 1994

                                                                           CUMULATIVE
                                          COMMON STOCK         CAPITAL       FOREIGN
                                      --------------------    IN EXCESS     CURRENCY
                                        SHARES        PAR      OF PAR      TRANSLATION    RETAINED    TREASURY
                                      OUTSTANDING    VALUE      VALUE      ADJUSTMENT     EARNINGS     STOCK       TOTAL
                                      -----------    -----    ---------    -----------    --------    --------    --------
                                                                     (DOLLARS IN THOUSANDS)

Balance as of June 30, 1993........    21,827,878    $218     $ 112,535      $(1,690)     $194,390    $  --       $305,453
Cash dividends (Note 1)............       --          --         --           --            (6,589)      --         (6,589)
Exercise of stock options..........       177,778       2         3,778       --             --          --          3,780
Tax benefit related to the exercise
  of employee stock options........       --          --            772       --             --          --            772
Net income.........................       --          --         --           --            60,166       --         60,166
Foreign currency translation
  adjustment.......................       --          --         --           (2,852)        --          --         (2,852)
                                      -----------    -----    ---------    -----------    --------    --------    --------
Balance as of June 30, 1994........    22,005,656    $220     $ 117,085      $(4,542)     $247,967    $  --       $360,730
Cash dividends (Note 1)............       --          --         --           --            (8,015)      --         (8,015)
Exercise of stock options..........       140,358       1         3,400       --             --          --          3,401
Tax benefit related to the exercise
  of employee stock options........       --          --            429       --             --          --            429
Net income.........................       --          --         --           --            38,697       --         38,697
Purchase of treasury stock.........    (1,210,700)    --         --           --             --        (40,433)    (40,433)
Foreign currency translation
  adjustment.......................       --          --         --           (2,631)        --          --         (2,631)
                                      -----------    -----    ---------    -----------    --------    --------    --------
Balance as of June 30, 1995........    20,935,314    $221     $ 120,914      $(7,173)     $278,649    $(40,433)   $352,178
Cash dividends (Note 1)............       --          --         --           --            (9,903)      --         (9,903)
Exercise of stock options..........       199,196       2         4,470       --             --          --          4,472
Tax benefit related to the exercise
  of employee stock options........       --          --          1,256       --             --          --          1,256
Net income.........................       --          --         --           --            65,100       --         65,100
Purchase of treasury stock.........      (279,300)    --         --           --             --        (12,130)    (12,130)
Foreign currency translation
  adjustment.......................       --          --         --           (2,148)        --          --         (2,148)
Two-for-one stock split (Notes 1
  and 10)..........................    20,795,376     208          (208)      --             --          --          --
                                      -----------    -----    ---------    -----------    --------    --------    --------
Balance as of June 30, 1996........    41,650,586    $431     $ 126,432      $(9,321)     $333,846    $(52,563)   $398,825
                                      -----------    -----    ---------    -----------    --------    --------    --------
                                      -----------    -----    ---------    -----------    --------    --------    --------

        See accompanying notes to the consolidated financial statements.

                   FIRST BRANDS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED JUNE 30, 1996, 1995 AND 1994

                                                                                   1996        1995        1994
                                                                                 --------    --------    --------
                                                                                          (IN THOUSANDS)

Cash flows from operating activities:
     Net income...............................................................   $ 65,100    $ 38,697    $ 60,166
     Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization.......................................     38,282      36,467      41,687
          Deferred income taxes...............................................     25,808       1,585       8,573
          Amortization of gain on sale/leaseback..............................     (1,580)     (1,551)     (1,714)
          Loss on disposal of automotive service centers, net of gain on sale
            of the Prestone business..........................................      --            792       --
          Loss on repurchase of subordinated notes............................      --          7,463       --
     Change in non-cash current assets and liabilities, net of effect of businesses sold and acquired:
          (Increase) in accounts receivable...................................    (12,052)    (27,831)     (3,488)
          Decrease (increase) in inventories..................................     11,836     (23,009)     21,653
          (Increase) decrease in prepaid expenses.............................     (1,048)      2,252         336
          (Decrease) increase in accrued income and other taxes...............     (7,263)     (8,451)      9,213
          (Decrease) increase in accounts payable.............................    (10,937)     17,160     (22,101)
          (Decrease) increase in accrued liabilities..........................    (36,171)     19,292      10,585
          Net change in current assets and current liabilities of businesses
            sold..............................................................      --        (20,718)      --
          Other changes.......................................................     (3,687)     (6,176)     (6,731)
                                                                                 --------    --------    --------
               Total adjustments..............................................      3,188      (2,725)     58,013
                                                                                 --------    --------    --------
Net cash provided by operating activities.....................................     68,288      35,972     118,179
                                                                                 --------    --------    --------
Cash flows from investing activities:
     Capital expenditures.....................................................    (42,293)    (47,029)    (39,753)
     Acquisition of leased assets.............................................     (9,797)    (13,240)      --
     Acquisition of businesses, net of cash acquired..........................    (32,255)    (52,568)      --
     Proceeds from sale of the Prestone business, net of note received........      --        142,000       --
     Proceeds from sale of automotive service centers.........................      --          5,326       --
     Retirements of plant and equipment.......................................      1,072       1,494       4,091
     Purchase and installation of software....................................     (5,518)      --          --
                                                                                 --------    --------    --------
Net cash (used) provided for investing activities.............................    (88,791)     35,983     (35,662)
                                                                                 --------    --------    --------
Cash flows from financing activities:
     Increase (decrease) in revolving credit facilities, net..................     35,000      56,300     (41,800)
     (Decrease) increase in other borrowings, net.............................     (3,835)        748        (504)
     Increase (decrease) in securitization of accounts receivable, net........     10,000     (40,000)      --
     Repurchase of subordinated notes.........................................      --        (52,115)      --
     Proceeds from exercise of stock options..................................      4,472       3,401       3,780
     Purchase of common stock for treasury....................................    (12,130)    (40,433)      --
     Repayment of term loan...................................................      --          --        (35,692)
     Dividends paid...........................................................     (9,903)     (8,015)     (6,589)
                                                                                 --------    --------    --------
Net cash provided (used) by financing activities..............................     23,604     (80,114)    (80,805)
                                                                                 --------    --------    --------
Net increase (decrease) in cash and cash equivalents..........................      3,101      (8,159)      1,712
Cash and cash equivalents at beginning of year................................      5,225      13,384      11,672
                                                                                 --------    --------    --------
Cash and cash equivalents at end of year......................................   $  8,326    $  5,225    $ 13,384
                                                                                 --------    --------    --------
                                                                                 --------    --------    --------

        See accompanying notes to the consolidated financial statements.

                   FIRST BRANDS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     First Brands Corporation and subsidiaries ('First Brands' or the 'Company') engages in the development, manufacture, marketing and sale of consumer products sold under branded and private labels. Principal branded products include: GLAD and GLAD-LOCK (plastic wrap and bags); STP (oil and fuel additives and other specialty automotive appearance products); SIMONIZ (waxes and polishes); SCOOP AWAY, EVER CLEAN and JONNY CAT (pet products) and STARTERLOGG and HEARTHSIDE (wood fire starters and fire logs).

BASIS OF PRESENTATION

     The accompanying financial statements reflect the consolidated accounts of the Company for all periods presented. All material intercompany transactions and balances have been eliminated. To prepare financial statements in conformity with generally accepted accounting principles, management must make a number of assumptions and estimates which affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. All information presented is for a fiscal year, unless otherwise noted.

     On August 26, 1994, First Brands sold the Prestone antifreeze/coolant and car care business (the 'Prestone business') to Prestone Products Corporation, a company organized and controlled by a private investment firm, for $142,000,000 in cash and a $13,000,000, 7 1/2% subordinated debenture maturing in 2003, which for financial statement purposes was valued at $9,000,000. The gain associated with the sale of the Prestone business is reflected in Other income (expense), net, in the fiscal 1995 Consolidated Statement of Income.

     During fiscal 1995, the Company established a reserve of $20,350,000 for the write-off of assets and the costs associated with litigation proceedings and settlements associated with its formerly operated mobile antifreeze recycling business. The related charge is included in Other income (expense), net, in the fiscal 1995 Consolidated Statement of Income. As more fully explained in Note 13, during fiscal 1996, the Company settled a series of lawsuits associated with this discontinued business.

     In addition to the sale of the Prestone business, the Company sold all remaining assets associated with its automotive service centers. The loss associated with the disposal of this business is reflected in Other income (expense), net, in the fiscal 1995 Consolidated Statement of Income.

INVENTORIES

     Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method for substantially all inventories in the United States. In general, the average cost or FIFO method is used by the international operations.

     Inventories were comprised of the following as of June 30, 1996 and 1995:

                                                                           1996        1995
                                                                         --------    --------
                                                                            (IN THOUSANDS)

Raw materials.........................................................   $ 28,549    $ 28,766
Work in process.......................................................      4,809       5,531
Finished goods........................................................    112,644     121,948
                                                                         --------    --------
     Total............................................................   $146,002    $156,245
                                                                         --------    --------
                                                                         --------    --------

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are carried at cost. Expenditures for replacements are capitalized and the replaced assets are retired. Depreciation is calculated on a straight-line basis over the estimated

                   FIRST BRANDS CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

useful lives of the respective assets for accounting purposes. The Company capitalizes interest on major fixed asset additions during construction. Interest capitalized totaled $2,017,000, $849,000 and $1,120,000 in 1996, 1995 and 1994, respectively.

PATENTS, TRADEMARKS, PROPRIETARY TECHNOLOGY AND OTHER INTANGIBLES

     Patents, trademarks, proprietary technology and other intangibles are carried at cost less accumulated amortization which is calculated on a straight-line basis over the estimated useful lives of the assets, not to exceed 40 years.

DEFERRED CHARGES AND OTHER ASSETS

     Deferred charges and other assets include financing costs that are amortized over the terms of the respective financing agreements, as well as long-term note receivables, purchased software, investments and assets relating to the securitization of accounts receivable.

RESEARCH AND DEVELOPMENT

     Research and development expenditures are charged to expense as incurred. Expenditures were $4,789,000, $4,941,000 and $6,287,000 in 1996, 1995 and 1994,
respectively. Included in these figures were expenditures relating to the Prestone business of $498,000 and $2,142,000 for the fiscal years 1995 and 1994, respectively.

INCOME AND DIVIDENDS PER SHARE

     Net income per share is based on the weighted average number of shares of common stock and common stock equivalents outstanding. On February 5, 1996, a two-for-one stock split of the Company's common stock was effected in the form of a 100 percent stock dividend. Accordingly, all historical weighted average share and per share amounts have been restated to reflect the stock split. Cash dividends for the years ended June 30, 1995 and 1994 were $0.38 and $0.30 per share, respectively, on a pre-split basis and $0.19 and $0.15 per share on a post-split basis. Cash dividends for fiscal 1996 were $0.24 per share on a post-split basis.

STATEMENTS OF CASH FLOWS

     For purposes of the Statements of Cash Flows, the Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.

     Supplemental disclosure of cash flow information:

                                                                           1996       1995       1994
                                                                          -------    -------    -------
                                                                                 (IN THOUSANDS)

Cash paid during the year for:
     Interest..........................................................   $23,674    $18,947    $19,810
     Income taxes......................................................   $34,380    $35,363    $25,527

     Interest payments during fiscal 1996 include $6,325,000 paid in settlement of an IRS audit.

                   FIRST BRANDS CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

REVENUE RECOGNITION

     The Company recognizes revenue from product sales upon shipment to the customer.

FOREIGN CURRENCY TRANSLATION

     The assets and liabilities of the international subsidiaries are translated to U.S. dollars using the exchange rates in effect at the balance sheet date. Results of operations are translated at the average monthly exchange rate. Resulting adjustments are recorded in a separate component of stockholders equity as Cumulative foreign currency translation adjustment.

RECLASSIFICATION

     Certain amounts for fiscal 1995 and 1994 have been reclassified to conform to the fiscal year 1996 classifications.

2. ACCOUNTS RECEIVABLE

     The Company entered into an agreement to sell, without recourse, up to $100,000,000 in fractional ownership interest in a defined pool of eligible trade accounts receivable. This agreement was signed during 1992, and had an initial term of three years. During fiscal 1996 the Company renegotiated the agreement, thereby reducing service fees, increasing the pool of receivables which may be considered eligible and allowing for an automatic yearly renewal of the facility. As of June 30, 1996, $70,000,000 had been sold, reflecting an additional sale of $10,000,000 during fiscal 1996. The amounts sold are presented as reductions in accounts receivable on the accompanying Consolidated Balance Sheets. The costs associated with this program are reported as 'Discount on sale of receivables'. The purchasers' level of investment is subject to change based on the level of eligible accounts receivable.

3. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment as of June 30, 1996 and 1995 consisted of:

                                                                                             USEFUL
                                                                    1996         1995         LIVES
                                                                  ---------    --------    -----------
                                                                     (IN THOUSANDS)

Land and improvements..........................................   $  14,286    $ 13,481        --
Buildings......................................................      72,274      69,881    30-40 years
Machinery and equipment........................................     329,185     282,857    13-15 years
Other..........................................................      15,333      13,188      3-5 years
                                                                  ---------    --------    -----------
                                                                    431,078     379,407
Less: Accumulated depreciation.................................    (111,401)    (88,447)
                                                                  ---------    --------
                                                                  $ 319,677    $290,960
                                                                  ---------    --------
                                                                  ---------    --------

4. PATENTS, TRADEMARKS, PROPRIETARY TECHNOLOGY AND OTHER INTANGIBLES

     The Company reviews the carrying value of intangible assets whenever circumstances dictate that the carrying amount of an asset may not be recoverable. The primary indicators of recoverability are current or forecasted profitability of the related acquired business, measured as profit before interest and amortization of the related intangible assets compared to their carrying values. For the three-year period ended June 30, 1996, 1995 and 1994 there were no material adjustments to the carrying values of intangible assets resulting from these evaluations.

                   FIRST BRANDS CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Patents, trademarks, proprietary technology and other intangibles as of June 30, 1996 and 1995 consisted of:

                                                                                             USEFUL
                                                                   1996         1995          LIVES
                                                                 ---------    ---------    -----------
                                                                     (IN THOUSANDS)

Trademarks....................................................   $  66,271    $  66,252       40 years
Patents, proprietary technology and other intangibles.........     162,705      162,033    13-17 years
Excess of cost over net assets acquired.......................     157,375      144,622       40 years
                                                                 ---------    ---------
                                                                   386,351      372,907
Less: Accumulated amortization................................    (181,929)    (170,584)
                                                                 ---------    ---------
                                                                 $ 204,422    $ 202,323
                                                                 ---------    ---------
                                                                 ---------    ---------

5. NOTES PAYABLE

     Notes payable consisted of international subsidiaries' working capital borrowings (revolving credit loans) with local banks totaling $4,013,000 at June 30, 1996 and $5,128,000 at June 30, 1995. The international credit facilities, which aggregate $24,006,000, are generally secured by the assets of the respective international subsidiary, with approximately $1,473,000 at one international subsidiary guaranteed by First Brands Corporation (U.S.). The Company also maintains an unsecured domestic line of credit. During 1996, the Company amended its domestic facility thereby increasing the amount available by $5,000,000. At June 30, 1996, the entire $15,000,000 available under this facility was unused. The average interest rates charged in 1996 and 1995 were 8.9% and 7.0%, respectively. The average borrowings outstanding during fiscal 1996 and 1995 were $8,981,000 and $6,635,000, respectively.

6. ACCRUED LIABILITIES

     Accrued liabilities as of June 30, 1996 and 1995 consisted of the following:

                                                                           1996        1995
                                                                         --------    --------
                                                                            (IN THOUSANDS)

Interest..............................................................   $  4,280    $ 10,211
Equipment rent........................................................      3,853       6,715
Employee benefits and wages...........................................      8,220       8,627
Marketing and sales programs..........................................     58,247      70,522
Raw material purchases................................................     17,882      11,956
Other.................................................................     18,040      36,832
                                                                         --------    --------
                                                                         $110,522    $144,863
                                                                         --------    --------
                                                                         --------    --------

7. FINANCIAL INSTRUMENTS

     During fiscal 1996, one of the Company's international subsidiaries entered into foreign exchange contracts to limit the impact of exchange rate fluctuations on its U.S. dollar purchase commitments. All gains and losses associated with these transactions are included in the basis of the related hedged transaction. At June 30, 1996, the Company had $4,500,000 in foreign exchange contracts outstanding, all of which will mature during the first quarter of fiscal 1997.

     In February 1994, the Company entered into an interest rate swap to transform a portion of long-term fixed rate debt into current variable obligations. According to the provisions of this agreement, the Company pays the variable six month LIBOR interest rate, which has averaged approximately 5.30% over the term of this agreement, and has received fixed interest payments at a rate of 5.03%. The difference between interest paid and received is included as an adjustment to interest expense. The

                   FIRST BRANDS CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

notional amount of the contract is $50,000,000 and will mature in 1997. This transaction allows the Company to balance its interest rate exposure. The Company considers the risk associated with this swap agreement to be relatively low because of the Company's policy to only enter into agreements with strong creditworthy counterparts for a relatively short duration. The fair value of the swap agreement may generate a gain or loss depending on the estimated amounts that the Company would pay to terminate the agreement based on the prevailing and anticipated interest rates at the reporting dates. The unrealized loss relating to the swap agreement was not material as of June 30, 1996 and 1995. The Company has no present plan to terminate the agreement.

     Other financial instruments include cash and cash equivalents, accounts and notes receivable, notes payable, accounts payable and long-term debt. Because of the short-term nature of cash and cash equivalents, accounts and notes receivable, notes payable and accounts payable, their carrying values approximate fair value. The note receivable resulting from the sale of the Prestone business has a fair value which approximates its book value. A portion of the Company's long-term debt consists of variable rate instruments, hence the carrying value approximates fair value. The fair value of the Company's long-term fixed rate debt exceeds the carrying value by approximately $1,500,000 and $3,450,000 as of June 30, 1996 and 1995, respectively. The Company has no present plans to repurchase its fixed rate debt, although it may redeem all or part, at par, on April 1, 1997.

8. LONG-TERM DEBT

     First Brands had the following long-term debt as of June 30, 1996 and 1995:

                                                                                     1996        1995
                                                                                   --------    --------
                                                                                      (IN THOUSANDS)

Senior Debt(a):
     $300,000,000 Revolving Credit Facility, 5 year term expiring December,
       1999, interest at prime rate, LIBOR plus .30% or CD rate plus .425%;
       facility fee of .20%.....................................................   $ 95,000    $ 60,000
Other...........................................................................      4,471       7,191
                                                                                   --------    --------
                                                                                     99,471      67,191
Less current maturities.........................................................       (116)       (912)
                                                                                   --------    --------
Senior Debt.....................................................................     99,355      66,279
Subordinated Debt(b):
     9 1/8% Senior Subordinated Notes due 1999..................................    100,000     100,000
                                                                                   --------    --------
Total Long-term Debt............................................................   $199,355    $166,279
                                                                                   --------    --------
                                                                                   --------    --------

     (a) The Company's credit facility has no compensating balance requirements, however, it does have certain restrictive covenants, the most significant of which pertain to the ratio of debt to equity, dividend payments and capital stock repurchases.

     (b) During fiscal 1995, the Company repurchased, at a 15.8% premium, $45,000,000 of its previously outstanding 13 1/4% Subordinated Notes. The premium and unamortized issuance costs, net of taxes, relating to the repurchased debt are reflected as an extraordinary loss on the Company's Consolidated Statement of Income.

     The 9 1/8% Senior Subordinated Notes (the '9 1/8% Notes') are redeemable at the option of the Company on or after April 1, 1997 at par and become due in 1999. The 9 1/8% Notes contain limitations of the Company's right to incur debt. Additionally, the 9 1/8% Notes Indenture has restrictive covenants or limitations on the payment of dividends, the distribution or redemption of capital stock, as well as limitations on Company and subsidiary debt and limitations on the sale of assets. The amount of unrestricted Retained Earnings available to pay dividends was $141,761,000 at June 30, 1996.

                   FIRST BRANDS CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     First Brands was in compliance with all the covenants of the senior and subordinated debt agreements at June 30, 1996.

     Principal payments due on long-term debt (including current maturities) will require the following future payments: $116,000 in fiscal 1997, $112,000 in fiscal 1998, $100,114,000 in fiscal 1999, $95,204,000 in fiscal 2000, $82,000 in fiscal 2001 and $3,843,000 thereafter.

9. LEASES

     The Company has entered into several agreements for the sale and leaseback of certain production equipment at its domestic plastic wrap and bag plants. The Company has purchase and lease renewal options at projected future fair market values under the agreements. The leases are classified as operating leases in accordance with SFAS No. 13 'Accounting for Leases'.

     As of June 30, 1996, equipment with book values totaling $105,383,000 have been removed from the balance sheet, and the gains realized on the sale transactions totaling $4,672,000 have been deferred and are being credited to income as rent expense adjustments over the lease terms. The average annual lease payments, over the lives of the leases, are $17,457,000 for the above mentioned equipment.

     There are covenants under the lease agreements which the Company is in compliance with at June 30, 1996.

     The Company and its subsidiaries also maintain operating leases for various warehouses, office facilities and equipment generally over periods ranging from one to five years with options to renew.

     Lease commitments under noncancelable operating leases extending for one year or more require the following future payments: $17,876,000 in 1997, $8,870,000 in 1998, $3,394,000 in 1999, $2,592,000 in 2000, $2,031,000 in 2001
and $7,046,000 thereafter. The total rental expense under operating leases was $20,856,000, $24,345,000 and $25,895,000, respectively, for the years ended June
30, 1996, 1995 and 1994.

10. CAPITAL STOCK

     As more fully discussed in Note 1, on February 5, 1996, the Company effected a two-for-one split of common stock. Share amounts presented in the Consolidated Balance Sheets and Consolidated Statements of Stockholders' Equity reflect the actual share amounts outstanding for each period presented.

     The following share and per share amounts relating to options granted, exercised, canceled and outstanding have been restated for the two-for-one stock split. During 1989, the Company established the 1989 Long-Term Incentive Plan (the '1989 Plan') under which awards of incentive stock options, non-qualified stock options, restricted and limited stock appreciation rights may be granted to certain key employees of the Company. The maximum number of shares of Common Stock which could be granted under the 1989 Plan is 2,810,000. All options associated with the 1989 Plan have been granted and are fully vested. During 1994, the Company established the 1994 Performance Stock Option and Incentive Plan (the '1994 Plan'), which also awards key employees incentive and non-qualified stock options, as well as restricted and limited stock appreciation rights. The maximum number of shares of Common Stock which could be granted under the 1994 Plan is 2,180,000. During 1995, the Company established the Non-Employee Director Stock Option Plan (the '1995 Plan'), which awards each non-employee director options to purchase shares of the Company's Common Stock. The maximum number of shares of Common Stock which could be granted under the 1995 Plan is 60,000. Stock options granted under the 1989, 1994 or 1995 Plans have terms not in excess of ten years. The exercise price for stock options may not be less than the fair market value of the Common Stock on the date of grant and such options will vest over a period determined by the Compensation Committee.

                   FIRST BRANDS CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     A summary of the option transactions for the years ended June 30, 1996, 1995 and 1994 follows:

                                                            1996         1995         1994
                                                          ---------    ---------    ---------

Options outstanding, beginning of fiscal year..........   2,600,298    2,010,514    2,386,804
Options granted (per share $22.5313)...................     637,000       --           --
Options granted (per share $22.6875)...................      32,000       --           --
Options granted (per share $16.375)....................      --          882,000       --
Options exercised (per share $9.50 to $16.375).........    (328,558)    (280,716)    (355,556)
Options canceled (per share $9.50 to $16.375)..........      --          (11,500)     (20,734)
Options outstanding, end of fiscal year................   2,940,740    2,600,298    2,010,514
Exercise price range per share.........................    $9.50 to     $9.50 to     $9.50 to
                                                           $22.6875      $16.375     $14.7188
Exercisable at June 30.................................   1,971,322    1,739,880    1,290,596
Available for grant at June 30.........................     721,152    1,330,152       20,652

     Limited stock appreciation rights may be granted in tandem with a stock option grant or at any time following the stock option grant and are only
exercisable   upon  a  change  of  control  of  the  Company.  A  limited  stock appreciation right will exercise automatically following certain changes in control of the Company, and upon such exercise the grantee, in cancellation of the underlying stock options, will receive cash equal to the excess of the fair market value of each share of Common Stock subject to the limited stock appreciation right over the exercise price of the underlying stock option. Limited stock appreciation rights have been granted with respect to 1,111,000 shares.

11. INCOME TAXES

     The components of earnings before income taxes and extraordinary item are as follows:

                                                                1996       1995        1994
                                                              --------    -------    --------
                                                                      (IN THOUSANDS)

United States..............................................   $100,236    $68,222    $ 96,171
International..............................................      8,683      6,602       7,564
                                                              --------    -------    --------
Income before taxes and extraordinary item.................   $108,919    $74,824    $103,735
                                                              --------    -------    --------
                                                              --------    -------    --------

     Total income taxes for the years ended June 30, 1996, 1995 and 1994 were allocated as follows:

                                                                 1996       1995       1994
                                                                -------    -------    -------
                                                                       (IN THOUSANDS)

Income taxes before extraordinary loss.......................   $43,819    $31,634    $43,569
Extraordinary loss...........................................     --        (2,970)     --
Stockholders' equity, for compensation expense for tax
  purposes in excess of amounts recognized for financial
  reporting purposes.........................................    (1,256)      (429)      (772)
                                                                -------    -------    -------
     Total income taxes......................................   $42,563    $28,235    $42,797
                                                                -------    -------    -------
                                                                -------    -------    -------

                   FIRST BRANDS CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Income tax expense attributable to income before taxes and extraordinary loss for the years ended June 30, 1996, 1995 and 1994 consists of the following:

                                                                           1996       1995       1994
                                                                          -------    -------    -------
                                                                                 (IN THOUSANDS)
Current:
     Federal...........................................................   $11,640    $22,718    $26,026
     State.............................................................     2,566      4,995      5,760
     Foreign...........................................................     3,805      2,336      3,210
                                                                          -------    -------    -------
          Total current................................................    18,011     30,049     34,996
                                                                          -------    -------    -------
Deferred:
     Federal...........................................................    20,916      1,442      7,504
     State.............................................................     5,275        320      1,197
     Foreign...........................................................      (383)      (177)      (128)
                                                                          -------    -------    -------
          Total deferred...............................................    25,808      1,585      8,573
                                                                          -------    -------    -------
          Total provision..............................................   $43,819    $31,634    $43,569
                                                                          -------    -------    -------
                                                                          -------    -------    -------

     Income tax expense attributable to income before taxes and extraordinary loss differs from the amounts computed by applying the U.S. federal tax rate of 35 percent to pre-tax income before extraordinary loss as a result of the following:

                                                                           1996       1995       1994
                                                                          -------    -------    -------
                                                                                 (IN THOUSANDS)
Computed 'expected' tax expense........................................   $38,122    $26,188    $36,307
Increase in income taxes resulting from:
     Amortization of goodwill..........................................       440      1,701      1,057
     State income taxes, net of Federal income tax benefit.............     5,097      3,455      4,522
     Foreign income tax in excess of statutory rate....................       478         42        582
     Retroactive effect of tax rate change.............................     --         --           851
     Other, net........................................................      (318)       248        250
                                                                          -------    -------    -------
          Actual tax expense...........................................   $43,819    $31,634    $43,569
                                                                          -------    -------    -------
                                                                          -------    -------    -------

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 1996 and 1995 are presented below:

                                                                                     1996        1995
                                                                                   --------    --------
                                                                                      (IN THOUSANDS)
Deferred tax assets:
     Intangible asset, not amortized for tax purposes...........................   $  6,587    $  5,931
     Accounts receivable reserves...............................................      3,743       2,291
     Pension liability..........................................................      3,344       4,455
     Difference between book and tax basis of inventories.......................      3,749       4,412
     Deferred gain on sale of assets............................................        420       1,047
     Accrued liabilities, not deductible until paid.............................     12,663      27,335
                                                                                   --------    --------
          Total deferred tax assets.............................................     30,506      45,471
                                                                                   --------    --------
Deferred tax liabilities:
     Plant and equipment, principally due to differences in depreciation........    (68,916)    (57,060)
     Purchase accounting and other, net.........................................     (4,052)     (4,682)
     Foreign subsidiaries.......................................................     (3,683)     (4,215)
                                                                                   --------    --------
          Total deferred tax liabilities........................................    (76,651)    (65,957)
                                                                                   --------    --------
          Net deferred tax (liabilities)........................................   $(46,145)   $(20,486)
                                                                                   --------    --------
                                                                                   --------    --------

                   FIRST BRANDS CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Management of the Company has determined, based on the Company's history of operating earnings and its expected income, that operating income will more likely than not be sufficient to fully utilize these deferred tax assets as they mature.

     The Company has not provided for Federal income taxes on the undistributed income of its international subsidiaries because it is the Company's intention to reinvest such undistributed income. Cumulative undistributed earnings for which no U.S. tax has been provided were $44,921,000, $40,002,000 and $34,834,000 for the years ended June 30, 1996, 1995 and 1994, respectively.

12. EMPLOYEE BENEFITS

RETIREMENT PLANS

     First Brands maintains non-contributory defined benefit retirement plans ('pension plan') and defined contribution pre and post-tax savings plans ('savings plan'). During fiscal 1995, the Board of Directors approved amendments to the Company's U.S. pension and savings plans. These amendments did not result in any significant change to overall costs.

     The Company contributes to the savings plan account of each eligible employee. Effective January 1, 1995, the Company increased its match so that its maximum contribution is now up to 3% of employee base pay versus up to 2.25% previously. Any regular employee of First Brands or its domestic subsidiaries is eligible to participate in the amended savings plan. Savings plan expense for the years ended June 30, 1996, 1995 and 1994 totaled $2,028,000, $1,375,000 and
$1,042,000, respectively. Beginning in fiscal 1996, the Company maintains a non-contributory profit sharing plan, to which it provides a profit sharing contribution to each eligible employee's account in the savings plan. The contribution is discretionary and is based on the Company's operating performance. The Company's profit sharing contributions are in the form of existing issued and outstanding shares of First Brands Common Stock. For the year ended June 30, 1996, costs associated with the profit sharing plan were $730,000.

     The pension plan for First Brands and several of its subsidiaries provides defined benefits that are based on years of credited service, highest average compensation (as defined) and the primary social security benefit. The U.S. pension plan amendment changes this formula, effective January 2000, to a defined benefit based on years of credited service and career average compensation. Pension plan assets primarily consist of corporate equities, as well as corporate and government fixed income obligations. Contributions to the plan are based upon the projected unit credit actuarial cost funding method and are limited to amounts that are currently deductible for tax purposes. Prior service benefits are amortized on a straight-line basis over the average remaining service period for active plan participants.

     The sale of the Prestone business resulted in a settlement loss of $54,000 during fiscal 1995. The following table sets forth the combined U.S. and Canadian plans' net pension cost, funded status and amounts recognized in the Company's Consolidated Financial Statements at June 30, 1996, 1995 and 1994:

                                                                            1996       1995       1994
                                                                           -------    -------    -------
                                                                                  (IN THOUSANDS)

Net pension cost included the following components:
     Service cost -- benefits earned during the period..................   $ 3,455    $ 3,734    $ 4,274
     Interest cost on projected benefit obligations.....................     4,984      4,910      5,346
     Actual return on plan assets.......................................    (6,838)    (7,435)    (2,205)
     Net amortization and deferral......................................       (81)     1,469     (3,050)
     Settlement loss....................................................     --            54      --
                                                                           -------    -------    -------
          Total.........................................................   $ 1,520    $ 2,732    $ 4,365
                                                                           -------    -------    -------
                                                                           -------    -------    -------

                   FIRST BRANDS CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                                                      1996       1995
                                                                                     -------    -------
                                                                                       (IN THOUSANDS)

Reconciliation of funded status:
     Vested accumulated benefit obligation........................................   $52,374    $44,626
     Non-vested accumulated benefit obligation....................................     6,268      7,906
                                                                                     -------    -------
     Accumulated benefit obligation...............................................    58,642     52,532
     Additional liability based on projected compensation.........................    10,092     10,562
                                                                                     -------    -------
     Projected benefit obligation.................................................    68,734     63,094
     Fair value of plan assets....................................................    73,006     63,614
                                                                                     -------    -------
     Plan assets in excess of projected benefit obligation........................     4,272        520
     Unrecognized prior service (benefits)........................................    (8,496)    (8,849)
     Unrecognized net (gain)......................................................    (3,699)    (2,880)
     Projected benefit obligation in excess of plan assets (recorded at
      acquisition date)...........................................................     9,595     12,485
     Prepaid cost.................................................................    (1,672)    (1,658)
                                                                                     -------    -------
Accrued pension cost included in accrued liabilities..............................   $ --       $  (382)
                                                                                     -------    -------
                                                                                     -------    -------

     To calculate the expense and liability associated with its pension plans, the Company utilizes certain assumptions. For the U.S. pension plan, the weighted average discount rate, the rate of increase in compensation and the expected long-term rate of return on plan assets was 8.0%, 4.5% and 9.5%, respectively, for 1996, 1995 and 1994. For the Canadian pension plan, the weighted average discount rate, the compensation increase rate and the rate of return on plan assets was 8.5%, 5.0% and 8.5%, respectively, for 1996, 1995 and 1994.

     Federal law restricts the amount of benefits that can be paid from a qualified plan. First Brands maintains an unfunded non-qualified plan, the effect of which is to award retirement benefits to all employees on a uniform basis. Expenses associated with this plan were $297,000, $189,000 and $225,000 during 1996, 1995 and 1994, respectively.

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

     Following is an analysis of postretirement benefit costs for fiscal 1996, 1995 and 1994:

                                                                               1996      1995      1994
                                                                              ------    ------    ------
                                                                                    (IN THOUSANDS)

Service cost...............................................................   $  297    $  386    $  381
Interest cost..............................................................    1,112     1,378     1,307
Amortization of transition obligation......................................      583       770       840
                                                                              ------    ------    ------
Net postretirement benefit cost............................................    1,992     2,534     2,528
Curtailment loss...........................................................     --       1,050      --
                                                                              ------    ------    ------
     Total postretirement benefit cost.....................................   $1,992    $3,584    $2,528
                                                                              ------    ------    ------
                                                                              ------    ------    ------

     As a result of the Prestone business sale, during fiscal 1995 the Company recognized a one-time postretirement curtailment loss of $1,050,000.

                   FIRST BRANDS CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The Company's accumulated postretirement benefit obligation (the transition obligation) at June 30, 1996 and 1995 is comprised of the following components:

                                                                           1996        1995
                                                                         --------    --------
                                                                            (IN THOUSANDS)

Accumulated postretirement benefit obligation:
     Retirees.........................................................   $ (8,771)   $ (9,635)
     Fully eligible active plan participants..........................     (2,005)     (1,818)
     Active plan participants not fully eligible......................     (4,058)     (3,697)
                                                                         --------    --------
          Total.......................................................    (14,834)    (15,150)
Unrecognized transition obligation....................................      9,964      10,547
Unrecognized (gain) loss..............................................       (631)         82
                                                                         --------    --------
Accrued unfunded postretirement benefit cost..........................   $ (5,501)   $ (4,521)
                                                                         --------    --------
                                                                         --------    --------

     The discount rate used in determining the accumulated postretirement benefit obligation was 8% for fiscal 1996 and 1995. The assumed health care cost trend rate used to measure the accumulated postretirement benefit obligation was 12% in 1996 and is expected to gradually decline 1% per year to an ultimate rate of 7% in fiscal year 2001. A 1% increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation as of June 30, 1996 by $630,000 and increase the service and interest cost for 1996 by $60,000.

13. COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

     In May, 1994, the Company was sued by IQ Products ('IQ') and CSA Limited, Inc. for alleged breach of IQ's contract to supply the Company with STP Flat Tire Repair and other automotive aerosol products. The Company counter claimed against IQ for breach of contract and warranty respecting STP Flat Tire Repair. In June, 1996 the United States District Court in Houston, Texas overturned a $3,555,000 jury verdict in favor of IQ and ordered a new trial, based on a finding that the verdict was not supported by the weight of the credible evidence. A new trial is expected later this year, and management believes that the Company has meritorious defenses and counterclaims in this action.

     On June 16, 1995, the Company commenced an action against several of its primary and excess insurance carriers in the United States District Court for the District of Connecticut entitled First Brands Corporation vs. American International Specialty Lines Insurance Company, et al. By this action the Company seeks to recover damages sustained by the Company in resolving a series of lawsuits arising out of the discontinued AFT mobile recycling franchise business (the 'AFT Litigation'). Although the Company believes that the liability involved in the AFT Litigation is subject to insurance, its carriers have not yet agreed to accept liability and the Company is proceeding with the litigation, which is not expected to be reached for trial until 1998. On July 1, 1996 the Company resolved an action which the Company had commenced against Butler Corporation in connection with the AFT Litigation in order to avoid prolonged litigation, and accompanying expenses, costs and attorneys' fees.

     The Company is subject to various other claims, and contingencies related to lawsuits and other matters arising out of the normal course of business. Management believes that the ultimate liability, if any, arising from the above described claims and other claims and contingencies discussed in this section, is not likely to have a material adverse effect on the Company's annual results of operations or financial condition.

                   FIRST BRANDS CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

OTHER

     The Company assumed certain liabilities of Union Carbide, including most environmental liabilities connected with the acquisition of the worldwide home and automotive businesses of Union Carbide at the inception of the Company. To the extent that the Company incurs environmental liabilities which relate to conditions existing or actions taken prior to the closing date or which relate to compliance with any requirement of an environmental law or regulation which existed as of the date of the acquisition agreement, the Company will be entitled to indemnification from Union Carbide for 85% of such liabilities in excess of $10,000,000 up to aggregate expenditures by Union Carbide for such liabilities (and certain other liabilities specified in the acquisition agreement) of $75,000,000. Based upon the facts available to date, while the Company does not believe that its liability will exceed the liability established at the acquisition date, it has notified Union Carbide that the amount may exceed the $10,000,000 liability, thereby triggering Union Carbide's indemnification.

     The Company is a party to a contract with Union Carbide that provides for the purchase of a substantial portion of the Company's primary raw material requirements for plastic wrap and bags through December 31, 1999. The pricing provisions in the Company's present supply contracts are designed to be responsive to market conditions of the relevant raw materials.

14. GEOGRAPHIC SEGMENT DATA

     The following is a summary of net sales, operating profit, and identifiable assets in the United States and internationally in 1996, 1995 and 1994:

                                                                    1996          1995          1994
                                                                 ----------    ----------    ----------
                                                                             (IN THOUSANDS)

Net sales:
     United States............................................   $  932,183    $  926,166    $  986,367
     International............................................      140,839       110,349        99,953
                                                                 ----------    ----------    ----------
          Total...............................................   $1,073,022    $1,036,515    $1,086,320
                                                                 ----------    ----------    ----------
                                                                 ----------    ----------    ----------
Operating profit:
     United States............................................   $  135,500    $  129,069    $  141,361
     International............................................       12,513         9,181         9,389
     Less Corporate Expense...................................      (19,412)      (19,403)      (20,275)
                                                                 ----------    ----------    ----------
          Total...............................................   $  128,601    $  118,847    $  130,475
                                                                 ----------    ----------    ----------
                                                                 ----------    ----------    ----------
Identifiable assets:
     United States............................................   $  775,447    $  754,220    $  744,769
     International............................................       85,433        85,726        69,216
                                                                 ----------    ----------    ----------
          Total...............................................   $  860,880    $  839,946    $  813,985
                                                                 ----------    ----------    ----------
                                                                 ----------    ----------    ----------

     Operating profit reflects net sales less cost of goods sold, selling, general and administrative expenses and amortization and other depreciation.

     Included in U.S. net sales are export sales totaling $37,055,000, $37,201,000 and $31,096,000 during the years ended June 30, 1996, 1995 and 1994, respectively. The Company does not believe that it is dependent on any single customer, however, net sales to its largest customer were approximately 12% in 1996 and 1995, and approximately 14% in 1994.

15. ACQUISITIONS

     On March 19, 1996, the Company purchased, for approximately $32,000,000, the net assets of Forest Technology Incorporated ('Forest Technology'), the manufacturer and marketer of the STARTERLOGG and HEARTHSIDE brand of wood fire starters and fire logs.

                   FIRST BRANDS CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Effective May 1, 1995, the Company purchased, for approximately $8,700,000, 79% of the capital stock of Multifoil Holding (PTY) LTD ('Multifoil'). During fiscal 1996, the Company acquired an additional 3% of Multifoil's outstanding capital stock. Multifoil is a South African manufacturer and marketer of plastic film products for consumers and the packaging industry.

     On  July  13, 1994,  the  Company purchased  the  cat litter  and absorbent mineral assets of Excel Mineral Incorporated and Excel International Incorporated, ('Excel') for approximately $45,000,000. The assets include the JONNY CAT brand of premium cat care products.

     All of the above acquisitions have been accounted for by the purchase method, and accordingly, the results of operations of Forest Technology, Multifoil and Excel are included in the Company's Consolidated Statements of Income from the respective dates of acquisition. The excess of cost over net assets acquired is being amortized over a forty year period on a straight line basis.

16. INTERIM REPORTING (UNAUDITED)

YEAR ENDED JUNE 30, 1996

                                                                       QUARTERS ENDED
                                                   ------------------------------------------------------
                                                   SEPTEMBER 30,    DECEMBER 31,    MARCH 31,    JUNE 30,
                                                       1995             1995          1996         1996
                                                   -------------    ------------    ---------    --------
                                                          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Net sales.......................................     $ 250,789        $263,084      $ 262,207    $296,942
Gross profit....................................        84,562          90,128         97,115     114,114
Net income......................................        15,533          14,637         16,689      18,241
Net income per common share.....................         $0.37           $0.34          $0.39       $0.43

YEAR ENDED JUNE 30, 1995

                                                                       QUARTERS ENDED
                                                   ------------------------------------------------------
                                                   SEPTEMBER 30,    DECEMBER 31,    MARCH 31,    JUNE 30,
                                                       1994             1994          1995         1995
                                                   -------------    ------------    ---------    --------
                                                          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Net sales.......................................     $ 264,167        $233,008      $ 247,932    $291,408
Gross profit....................................       103,341          89,227         92,379     105,682
Income before extraordinary item................        15,074          11,842         14,254       2,020
Net income......................................        15,074           7,349         14,254       2,020
Per common share:
     Income before extraordinary item...........         $0.34           $0.28          $0.34       $0.05
     Net income.................................         $0.34           $0.18          $0.34       $0.05

                    INDEPENDENT AUDITORS' REPORT ON SCHEDULE

The Board of Directors
FIRST BRANDS CORPORATION:

     Under date of August 8, 1996, we reported on the consolidated balance sheets of First Brands Corporation and subsidiaries as of June 30, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended June 30, 1996, as contained in the annual report on Form 10-K for the year ended June 30, 1996. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the index to Item 14 of Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

     In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                 /s/ KPMG PEAT MARWICK LLP
                                                 ...............................
                                                KPMG PEAT MARWICK LLP

New York, New York
August 8, 1996

                                                                     SCHEDULE II

                   FIRST BRANDS CORPORATION AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                FOR THE YEARS ENDED JUNE 30, 1996, 1995 AND 1994

                                                                           ADDITIONS
                                                             BALANCE AT    CHARGED TO                         BALANCE
                                                             BEGINNING      COST AND                          AT END
                                                             OF PERIOD      EXPENSES     DEDUCTIONS(a)       OF PERIOD
                                                             ----------    ----------    -------------       ---------
                                                                                  (IN THOUSANDS)

                                                                         FOR THE YEAR ENDED JUNE 30, 1996
                                                             ---------------------------------------------------------

Allowance for doubtful accounts and discounts.............     $6,154       $ 36,590       $ (36,708)         $ 6,036
                                                             ----------    ----------    -------------       ---------
                                                             ----------    ----------    -------------       ---------


                                                                         FOR THE YEAR ENDED JUNE 30, 1995
                                                             ---------------------------------------------------------

Allowance for doubtful accounts and discounts.............     $5,269       $ 35,648       $ (34,763)         $ 6,154
                                                             ----------    ----------    -------------       ---------
                                                             ----------    ----------    -------------       ---------

                                                                         FOR THE YEAR ENDED JUNE 30, 1994
                                                             ---------------------------------------------------------

Allowance for doubtful accounts and discounts.............     $5,529       $ 32,900       $ (33,160)         $ 5,269
                                                             ----------    ----------    -------------       ---------
                                                             ----------    ----------    -------------       ---------

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

August 7, 1996

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

                SIGNATURE                                      TITLE                              DATE
- ------------------------------------------  --------------------------------------------   -------------------

           /s/ ALFRED E. DUDLEY             Chairman and Director                            August 7, 1996
 .........................................
            (ALFRED E. DUDLEY)

        /s/ WILLIAM V. STEPHENSON           President, Chief Executive Officer and           August 7, 1996
 .........................................    Director
         (WILLIAM V. STEPHENSON)

          /s/ DONALD A. DESANTIS            Senior Vice President and Chief Financial        August 7, 1996
 .........................................    Officer
           (DONALD A. DESANTIS)

            /s/ ALAN C. EGLER               Director                                         August 7, 1996
 .........................................
             (ALAN C. EGLER)

            /s/ JAMES R. MAHER              Director                                         August 7, 1996
 .........................................
             (JAMES R. MAHER)

           /s/ JAMES R. MCMANUS             Director                                         August 7, 1996
 .........................................
            (JAMES R. MCMANUS)

           /s/ DWIGHT C. MINTON             Director                                         August 7, 1996
 .........................................
            (DWIGHT C. MINTON)

             /s/ DENIS NEWMAN               Director                                         August 7, 1996
 .........................................
              (DENIS NEWMAN)

           /s/ ERVIN R. SHAMES              Director                                         August 7, 1996
 .........................................
            (ERVIN R. SHAMES)

           /s/ ROBERT G. TOBIN              Director                                         August 7, 1996
 .........................................
            (ROBERT G. TOBIN)

                                 EXHIBIT INDEX

  EXHIBIT
  NUMBER                                              DESCRIPTION OF EXHIBIT
- -----------  ---------------------------------------------------------------------------------------------------------
 3.1         -- Restated Certificate of Incorporation of the Company, as amended by consent of the stockholders of the
               Company  as of  April 11,  1991. Incorporated by  reference to  Exhibit 3.1 to  Form 10-K  filed by the registrant on September 25, 1992.
 3.2         -- By-Laws of the Company, as amended by consent of the stockholders of the Company as of April 11, 1991, and as further  amended by  the Board  of Directors on  January 20,  1995, pursuant  to Article  Fifth,
               Section G of the Restated Certificate of Incorporation. Incorporated by reference to Form 10-K filed by the Registrant on September 26, 1995.
 4.1         --  Indenture between the Company and United States Trust Company of New York, dated as of March 1, 1992, relating to the 9 1/8% Senior Subordinated Notes due 1999. Incorporated by reference to Exhibit 4.1  to
               Form 10-K filed by the Registrant on September 25, 1992.
 4.2         --  Specimen 9 1/8% Senior Subordinated Note. Incorporated by reference to Exhibit 4.2 to Form 10-K filed by the Registrant on September 25, 1992.
10.1         -- Credit Agreement, dated as of  February 3, 1995, among the Company,  Chemical Bank, as Agent, and  The
               Several  Lenders Parties thereto.  Incorporated by reference to  Exhibit 10.1 to  Form 10-Q for Quarter ended March 31, 1995, filed by the Registrant on May 11, 1995.
10.2   (a)   -- Leasing Agreement,  dated as of  November 16, 1993,  between the Company  and Citicorp North  America,
               Inc.,  relating to  its Glad Plastic  Bag and Wrap  facility in Cartersville,  Georgia. Incorporated by reference to Exhibit 10.2 to Form 10-Q for Quarter ended December 31, 1993, filed by the Registrant  on
               February 14, 1994.
       (b)   --  Rider No. 1 thereto,  dated as of December  1, 1993. Incorporated by  reference to Exhibit 10.2(b) to
               Form 10-K filed by the Registrant on September 12, 1994.
       (c)   -- Rider No. 2 thereto, dated  as of May 11, 1994. Incorporated  by reference to Exhibit 10.2(c) to  Form
               10-K filed by the Registrant on September 12, 1994.
10.3   (a)   --  Equipment Lease Agreement, dated  as of October 15,  1993, between the Company  and PNC Leasing Corp, relating to its Glad Plastic  Bag and Wrap facility in  Rogers, Arkansas. Incorporated by reference  to
               Exhibit  10.6 to Form 10-Q for Quarter ended December 31, 1993, filed by the Registrant on February 14,
               1994.
       (b)   -- First Amendment thereto, dated as of October 15, 1995. Incorporated by reference to Exhibit 10.3(b) to
               Form 10-Q for Quarter ended December 31, 1995, filed by Registrant on February 12, 1996.
10.4   (a)   -- Agreement dated December  23, 1994 between  the Company and Pitney  Bowes Credit Corporation  ('Pitney
               Bowes')  to the exercise by the Company of an Early Purchase Option with regard to certain equipment at the Company's GLAD Plastic Wrap  and Bag facility at Rogers,  Arkansas. (This equipment was subject  to the  Equipment Lease Agreement dated as of December 23,  1991 between Pitney Bowes and the Company; the
               Equipment Lease Agreement was previously filed as and incorporated by reference to Exhibit 10.9 to Form
               S-1 filed by the Registrant on February 7, 1992.) Incorporated by reference to Exhibit 10.5(a) to  Form
               10-Q for Quarter ended December 31, 1994, filed by the Registrant on February 14, 1995.
       (b)   --  Bill of  Sale by  Pitney Bowes,  dated December 23,  1994, for  certain equipment  repurchased by the
               Company pursuant to the Company's exercise of the  Early Purchase Option provided for in the  Equipment
               Lease  Agreement. Incorporated by reference to Exhibit 10.5(b)  to Form 10-Q for Quarter ended December
               31, 1994, filed by the Registrant on February 14, 1995.
10.5         -- Letters  dated May  4, 1995  and June  23, 1995  of the  Company and  NationaBanc Leasing  Corporation
               ('NationsBanc'  -- successor in interest to  NationsBanc Leasing Corporation of Georgia), respectively, relating to the exercise by the Company of an Early Purchase Option with regard to certain equipment at the Company's GLAD plastic wrap and bag facility  in Amherst, Virginia. (This equipment was subject  to the  Equipment Lease  Agreement dated as  of June  25, 1992, between  NationsBanc and  the Company; the
               Equipment Lease Agreement was  previously filed as  and incorporated by reference  to Exhibit 10.14  to
               Form  10-K filed by the Registrant on September 25, 1992.) Incorporated by reference to Form 10-K filed by the Registrant on September 26, 1995.
10.6         -- Purchase  Agreement,  dated  as  of  June  25, 1993,  between  the  Company  and  Nationsbanc  Leasing
               Corporation, relating to the sale and leaseback of certain equipment at the Company's GLAD plastic wrap and bag facility in Amherst, Virginia. Incorporated by reference to Exhibit 10.16 to Form 10-K filed by the Registrant on September 28, 1993.

  EXHIBIT
  NUMBER                                              DESCRIPTION OF EXHIBIT
- -----------  ---------------------------------------------------------------------------------------------------------
10.7         --  Equipment Lease Agreement,  dated as of  June 25, 1993,  between the Company  and Nationsbanc Leasing
               Corporation, relating to the sale and leaseback of certain equipment at the Company's GLAD plastic wrap and bag facility in Amherst, Virginia. Incorporated by reference to Exhibit 10.17 to Form 10-K filed by the Registrant on September 29, 1993.
10.8   (a)   -- Sales Agreement, dated as of January 1, 1989 between Union Carbide Chemicals & Plastics Company,  Inc.
               (formerly  Union Carbide Corporation)  and the Company,  (confidential treatment has  been granted with respect to certain portions  of the Sales  Agreement; such portions were  omitted and filed  separately with  the Securities and  Exchange Commission). Incorporated  by reference to  Exhibit 10.22(b) to Form
               10-K filed by the Registrant on September 19, 1989.
       (b)   -- Sales Agreement, dated March  1, 1991, between Union Carbide  Chemicals and Plastics Company Inc.  and
               the  Company, (confidential treatment  has been granted with  respect to certain  portions of the Sales
               Agreement,  such  portions  were  omitted  and  filed  separately  with  the  Securities  and  Exchange
               Commission).  Incorporated by  reference to  Post-Effective Amendment No.  1 to  Form S-1  filed by the
               Registrant on June 12, 1991.
10.9         -- Agreement, dated December 29, 1994, between  the Company and Metropolitan Life Insurance Company,  for
               the purchase of the 13.25% Subordinated Note due 2001 (the 'Note'), outstanding in the principle amount of  $45,000,000, by the Company on January 4, 1995.  (The Note was issued pursuant to the Note Purchase
               Agreement ('Purchase Agreement') dated as of July 1, 1986, between the Company and Metropolitan and the
               Subordinated Notes Registration Rights  Agreement ('Rights Agreement')  dated as of  July 1, 1986;  the
               Purchase  Agreement was previously filed as and incorporated  by reference to Exhibit 4(ii) to Form S-1 filed by the Registrant on July 15, 1986; the Rights Agreement was previously filed as and incorporated by reference to Exhibit 10(xii) to Form S-1 filed by the Registrant on July 15, 1986.) Incorporated  by reference to Exhibit 10.11(b) to Form 10-Q for Quarter ended December 31, 1994, filed by the Registrant on February 14, 1995.
10.10        --  Underwriting Agreement among the  Company, certain stockholders and  The First Boston Corporation and
               Merrill Lynch & Co.,  Merrill Lynch, Pierce,  Fenner and Smith Incorporated  as representatives of  the
               Several  Underwriters, relating  to 8,400,000 shares  of Common  Stock of the  Company. Incorporated by reference to Exhibit 1.1 to Form S-1 filed by the Registrant on March 5, 1991.
10.11        -- Subscription Agreement among the Company, certain stockholders and Credit Suisse First Boston  Limited and  Merrill Lynch International Limited  as Managers, relating to 2,110,000  shares of Common Stock of the Company. Incorporated by reference to Exhibit 1.2 to  Form S-1 filed by the Registrant on March  5,
               1991.
10.12        --  Underwriting Agreement,  dated as  of February  26, 1992,  between the  Company and  The First Boston
               Corporation, relating to $100,000,000  in 9 1/8%  Senior Subordinated Notes  due 1999. Incorporated  by
               reference to Exhibit 10.19 to form 10-K filed by the Registrant on September 25, 1992.
10.13  (a)   --  Pooling and Servicing Agreement, dated as of May  21, 1992, between the Company, First Brands Funding
               Inc  and  Chemical  Bank,   as  Trustee,  relating   to  First  Brands   Funding  Master  Trust   trade
               receivables-backed  financing. Incorporated by reference to Exhibit  10.20(a) to form 10-K filed by the
               Registrant on September 25, 1992.
       (b)   -- Variable Funding Supplement thereto,  dated as of May 21,  1992. Incorporated by reference to  Exhibit
               10.20(b) to form 10-K filed by the Registrant on September 25, 1992.
       (c)   --  Amendment No. 1 thereto, dated as of December 22, 1993. Incorporated by reference to Exhibit 10.18(c)
               to Form 10-Q for Quarter ended December 31, 1993, filed by the Registrant on February 14, 1994.
10.14        -- Asset Purchase and  Sale Agreement, dated  as of May 21,  1992, between the  Company and First  Brands
               Funding  Inc,  relating  to  First  Brands Funding  Master  Trust  trade  receivables-backed financing.
               Incorporated by reference to Exhibit 10.21 to form 10-K filed by the Registrant on September 25, 1992.
10.15        -- Asset  Purchase and  Sale Agreement,  dated as  of  May 21,  1992, between  the Company  and  Himolene
               Incorporated,  relating  to  First  Brands Funding  Master  Trust  trade  receivables-backed financing.
               Incorporated by reference to Exhibit 10.22 to form 10-K filed by the Registrant on September 25, 1992.
10.16  *     -- Asset Purchase and Sale Agreement, dated as of June  27, 1996, between the Company and A & M  Products
               Inc., relating to First Brands Funding Master Trust trade receivables-backed financing.

  EXHIBIT
  NUMBER                                              DESCRIPTION OF EXHIBIT
- -----------  ---------------------------------------------------------------------------------------------------------
10.17  *     --  Second Amended and  Restated Letter of  Credit Reimbursement Agreement,  dated as of  April 22, 1996, between the Company, Credit  Suisse, First Brands  Funding Inc and First  Brands Funding Master  Trust,
               amending  and restating the Amended and Restated Letter  of Credit Reimbursement Agreement, dated as of
               December 2, 1993, relating to First Brands Funding Master Trust trade receivables-backed financing.
10.18        -- Amended Long-Term Incentive Plan. Incorporated by reference to Exhibit 10.34 to Form 10-K filed by the
               Registrant on September 12, 1990.
10.19        -- First Brands Corporation 1994 Performance Stock  Option and Incentive Plan. Incorporated by  reference to  Exhibit  A to  the Definitive  Proxy Statement  for Annual  Meeting of  Stockholders, filed  by the
               Registrant on September 28, 1993.
10.20        -- First  Brands Corporation  Non-Employee Directors  Stock  Option Plan.  Incorporated by  reference  to
               Exhibit A to the Definitive Proxy Statement for Annual Meeting of Stockholders, filed by the Registrant on September 26, 1995.
10.21        --  First  Brands Corporation  Annual  Incentive Plan.  Incorporated  by reference  to  Exhibit A  to the
               Definitive Proxy Statement for Annual Meeting of Stockholders, filed by the Registrant on September 26,
               1995.
10.22        -- Rights Agreement, dated  as of March 22,  1996, between the Company  and Continental Stock Transfer  &
               Trust  Company, as  Rights Agent,  including the  form of  Certificate of  Designation, Preferences and
               Rights of Junior Participating Preferred  Stock, Series A, attached thereto  as Exhibit A, the form  of
               Rights  Certificate attached thereto as Exhibit B and the Summary of Rights attached thereto as Exhibit
               C. Incorporated by reference to Exhibit 1.1 to Form 8-A filed by the Registrant on March 25, 1996.
10.23  (a)   -- Purchase and  Sale Agreement,  dated as of  June 30,  1994, between the  Registrant and  Vestar/Freeze
               Holdings  Corporation and Vestar Equity Partners,  L.P., relating to the sale  by the Registrant of its businesses of developing, manufacturing, marketing, selling and/or distributing automotive  antifreeze, cooling  system tools, cooling  system chemicals for  cleaning and sealing  leaks in automotive cooling systems, ice fighting products, PRESTONE brake fluid products, PRESTONE power steering fluid  products, and  PRESTONE transmission stop-leak fluid products, and antifreeze recycling business. Incorporated by reference to Exhibit 2.1 to Form 8-K filed by the Registrant on September 12, 1994.
       (b)   -- Amendment No. 1 thereto, dated as of August 25, 1994. Incorporated by reference to Exhibit 2.2 to Form
               8-K filed by the Registrant on September 12, 1994.
11*          -- Computation of Net Income Per Common Share.
21*          -- Subsidiaries of Registrant.
23*          -- Consent of KPMG Peat Marwick LLP.
27*          -- EDGAR Financial Data Schedule.

- ------------

*  Filed herewith.