Form 10-Q
period 1996-09-30
FIRST BRANDS CORP
filed 1996-11-13
CIK 797320

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED SEPTEMBER  30, 1996                     COMMISSION FILE NUMBER
                                                                 1-10395

                            FIRST BRANDS CORPORATION

             (Exact name of registrant as specified in its charter)

       DELAWARE                                               06-1171404
----------------------                                     ---------------------
State of Incorporation                                       (IRS Employer
                                                           Identification No.)

              83 Wooster Heights Rd., Building 301
                          P.O. Box 1911
                    Danbury, Connecticut                       06813-1911
            ---------------------------------------            -----------
            (Address of principal executive offices)           (Zip Code)

        Registrant's telephone number, including area code          203-731-2300
                                                                    ------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           YES  [X]               NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                     CLASS                      Outstanding at November 1, 1996
             ---------------------------        -------------------------------
            Common Stock, $.01 par value               40,881,786 shares

                                   FIRST BRANDS CORPORATION

                                      INDEX TO FORM 10-Q

                                                                            PAGE
                                                                            ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Condensed Statements of Income -
 For the Three Month Periods
 Ended September 30, 1996 and 1995......................................       3

Consolidated Condensed Balance Sheets -
 September 30, 1996 and June 30, 1996...................................       4

Consolidated Condensed Statement of Stockholders'
 Equity - For the Three Month Period
 Ended September 30, 1996...............................................       5

Consolidated Condensed Statements of Cash
 Flows - For the Three Month Periods
 Ended September 30, 1996 and 1995......................................       6

Notes to Consolidated Condensed Financial
 Statements.............................................................     7-9

Item 2.   Management's Discussion and Analysis
 of Results of Operations and Financial Condition.......................   10-11

Independent Auditors' Review Report.....................................      12

PART II - OTHER INFORMATION

Item 1. Legal Proceedings...............................................      13

Items 2 - 6.............................................................      13

SIGNATURE...............................................................      14

                            FIRST BRANDS CORPORATION
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                       THREE MONTHS            THREE MONTHS
                                                           ENDED                   ENDED
                                                       SEPTEMBER 30,           SEPTEMBER 30,
                                                           1996                    1995
                                                       ------------            ------------

(in thousands - except per share amounts)

Net sales........................................        $ 255,597                 $ 250,789
Cost of goods sold...............................          167,408                   166,227
Selling, general and
  administrative expenses........................           50,219                    48,455
Amortization and other depreciation..............            3,254                     4,198
Interest expense and amortization of debt
  discount and expense...........................            4,249                     4,314
Discount on sale of receivables..................            1,020                     1,037
Other income (expense), net......................              585                       178
                                                          --------                  --------
Income before provision for income taxes                    30,032                    26,736
Provision for income taxes.......................           12,025                    11,203
                                                        ----------                 ---------

Net income.......................................         $ 18,007                  $ 15,533
                                                        ==========                 =========


Net income per common share and common
 equivalent share (Note 6).......................          $  0.43                   $  0.37
                                                           =======                   =======

Weighted average common and common
  equivalent shares outstanding (Note 6)                    42,253                    42,438
                                                          ========                 =========










     SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                                   FIRST BRANDS CORPORATION
                            CONSOLIDATED CONDENSED BALANCE SHEETS


                                                          SEPTEMBER 30,              JUNE 30,
(dollars in thousands, except share amounts)                  1996                    1996
                                                      -------------------           --------
                                                          (UNAUDITED)

ASSETS:
Cash and cash equivalents...........................       $    9,812             $    8,326
Accounts and notes receivable - net.................          105,813                125,126
Inventories.........................................          149,404                146,002
Deferred tax assets.................................           20,359                 20,155
Prepaid expenses....................................            2,973                  4,662
                                                           ----------              ---------
  Total current assets..............................          288,361                304,271

Property, plant and equipment (net of accumulated
  depreciation of $118,882 and $111,401)                      317,563                319,677
Patents, trademarks, proprietary technology
  and other intangibles (net of accumulated
  amortization of $183,888 and $181,929)                      202,617                204,422
Deferred charges and other assets (net of
  accumulated amortization of $51,342 and $50,965)             35,142                 32,510
                                                           ----------             ----------
          Total assets..............................        $ 843,683              $ 860,880
                                                           ==========             ==========

LIABILITIES AND STOCKHOLDERS' EQUITY:

Liabilities

Notes payable.......................................        $   7,547              $   4,013
Current maturities of long-term debt................               62                    116
Accrued income and other taxes......................           17,505                  3,474
Accounts payable....................................           36,252                 61,168
Accrued liabilities.................................           82,724                110,522
                                                           ----------             ----------
     Total current liabilities......................          144,090                179,293

Long-term debt......................................          218,946                199,355
Deferred taxes payable..............................           68,104                 66,300
Deferred gain on sale of assets.....................              830                  1,057
Other long-term obligations.........................           16,835                 16,050

Stockholders' Equity
Preferred stock, $1 par value, 10,000,000
  shares authorized; none issued....................               -                      -
Common stock, $0.01 par value,
  50,000,000 shares authorized; issued
  43,210,586 shares at September 30, 1996
  and 43,140,586 shares at June 30, 1996 (Note 6)                 432                    431
Capital in excess of par value......................          127,388                126,432
Cumulative foreign currency translation adjustment             (9,738)                (9,321)
Common stock in treasury, at cost; 2,362,800 shares at
 September 30, 1996 and 1,490,000 at June 30, 1996            (72,504)               (52,563)
Retained earnings...................................          349,300                333,846
                                                            ---------               --------
     Total stockholders' equity.....................          394,878                398,825
                                                            ---------               --------
          Total liabilities and stockholders' equity        $ 843,683              $ 860,880
                                                            =========              =========


     SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.
                                       -4-

                            FIRST BRANDS CORPORATION
            CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
               FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 1996
                                   (UNAUDITED)

                                              Cumulative
                                     Capital    Foreign
                           Common   in Excess  Currency
                            Stock    of Par   Translation  Treasury      Retained
(in thousands)            Par Value   Value   Adjustment     Stock       Earnings      Total
                          --------- --------- -----------  ---------     --------      -----
Balance as of
 June 30, 1996 .........   $ 431   $ 126,432   $ (9,321)  $ (52,563)   $ 333,846    $ 398,825

Exercise of
 Stock Options..........       1         956       -           -             -            957

Cash Dividends..........      -          -         -           -         (2,553)       (2,553)

Purchase of
 Treasury Stock.........      -          -         -        (19,941)        -         (19,941)

Net Income..............      -          -         -           -          18,007       18,007

Foreign Currency
 Translation Adjustment       -          -        (417)        -              -          (417)
                           ----       ------  --------      -------       ------    ----------

Balance as of
 September 30, 1996.....  $ 432    $ 127,388  $ (9,738)   $ (72,504)   $ 349,300    $ 394,878
                          =====    =========  =========   =========    =========    =========













     SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                                   FIRST BRANDS CORPORATION
                       CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                         (UNAUDITED)

                                                          THREE MONTHS         THREE MONTHS
                                                              ENDED                ENDED
                                                          SEPTEMBER 30,        SEPTEMBER 30,
  (in thousands)                                              1996                  1995
                                                      --------------------     -------------
Cash flows from operating activities:
  Net income........................................       $ 18,007             $ 15,533
  Adjustments to reconcile net income to net cash
  provided by operating activities:

    Depreciation and amortization...................         10,254                8,824
    Deferred income taxes...........................          1,637                4,745
  Change in certain non-cash  current assets and
    liabilities,  net of effect of
    businesses sold and acquired:
       Decrease in accounts receivable                       19,634               24,208
       (Increase) decrease in inventories ..........         (3,402)               2,677
       Decrease in prepaid expenses.................          1,689                  461
       Increase in accrued income and other taxes...         14,031                  263
       (Decrease) in accounts payable...............        (24,916)             (30,507)
       (Decrease) in accrued liabilities............        (27,798)             (37,111)
  Other changes.....................................         (1,525)                (879)
                                                           ---------           ----------
      Total adjustments.............................        (10,396)             (27,319)
                                                           ---------           ----------
Net cash provided by (used for) operating activities          7,611              (11,786)
                                                           ---------           ----------
Cash flows from investing activities:

   Capital expenditures.............................         (5,751)              (7,890)
   Acquisition of leased assets.....................            -                 (9,797)
   Purchase and installation of software............         (1,908)                -
                                                           ----------          ----------
Net cash (used for) investing activities                     (7,659)             (17,687)
                                                           ----------          ----------

Cash flows from financing activities:

    Increase in revolving credit borrowings, net             20,000               30,000
    Increase in other borrowings, net...............          3,071                8,319
    Proceeds from exercise of stock options                     957                1,041
    Purchase of common stock for treasury                   (19,941)              (3,501)
    Dividends paid..................................         (2,553)              (2,089)
                                                           ---------           ---------
Net cash provided by financing activities                     1,534               33,770
                                                           ---------           ---------

Net increase in cash and cash equivalents..........           1,486                4,297

Cash and cash equivalents at beginning of period...           8,326                5,225
                                                           ---------           ---------

Cash and cash equivalents at end of period.........         $ 9,812              $ 9,522
                                                           =========           =========





     SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                            FIRST BRANDS CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated condensed financial statements include all adjustments (all of which were of a normal recurring nature) necessary to fairly present the results of operations for the interim periods. Certain prior year amounts have been reclassified to conform with the current year's presentation. All material intercompany transactions and balances have been eliminated. The results of operations for the three month period ended September 30, 1996 and 1995 are not necessarily indicative of the results for a full year.

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

INVENTORIES

Inventories were comprised of:


                                                         September 30,      June 30,
                                                              1996            1996
                                                         ------------       --------
                                                                 (in thousands)

    Raw materials...................................    $   28,948       $   28,549
    Work-in-process.................................         3,632            4,809
    Finished goods..................................       116,824          112,644
                                                         ---------        ---------
        Total.......................................     $ 149,404        $ 146,002
                                                         =========        =========


2.  LONG-TERM DEBT

First Brands had long-term debt outstanding as of September 30, 1996 and June 30, 1996 as follows:


                                                          September 30,     June 30,
                                                               1996           1996
                                                           -----------       -------
                                                                 (in thousands)
Senior Debt:
    $300,000,000 Revolving Credit Facility, 5 year term
       expiring  December  1999,  interest at prime rate,
       LIBOR plus .30% or CD rate plus .425%; facility
      fee of .20%...................................   $   115,000         $ 95,000
    Other...........................................         4,008            4,471
                                                        ----------       ----------
                                                           119,008           99,471
    Less: current maturities........................           (62)            (116)
                                                        ----------       ----------
        Senior Debt.................................       118,946           99,355
                                                        ----------       ----------

Subordinated Debt:

    9 1/8% Senior Subordinated Notes Due 1999.......       100,000          100,000
                                                         ---------        ---------
            Total Long-term debt....................     $ 218,946        $ 199,355
                                                         =========        =========


The Company's revolving credit facility has no compensating balance requirements, however, it does contain certain restrictive covenants pertaining to the ratio of subordinated debt to equity, dividend payments and capital stock repurchases.

The 9 1/8% Senior Subordinated Notes Indenture has restrictive covenants or limitations on the payment of dividends, the distribution of capital stock or the redemption of capital stock, as well as limitations on Company and subsidiary debt and limitations on the sale of assets.

First Brands was in compliance with all the covenants of all debt agreements at September 30,1996.

3. ACCOUNTS RECEIVABLE

Since May, 1992, the Company has been a party to an agreement to sell up to $100,000,000 in fractional ownership interest, without recourse, in a defined pool of eligible trade accounts receivable. Under the current terms of this agreement, the facility automatically renews each year. The fractional interest sold as of September 30, 1996 totaled $70,000,000. The amounts sold are reflected as a reduction in accounts receivable on the accompanying balance sheets and costs associated with this program are recorded on the Consolidated Condensed Statements of Income as discount on sale of receivables.

4.  NOTES PAYABLE

Notes payable at September 30, 1996 of $7,547,000 consisted of $4,000,000 of a $15,000,000 unsecured domestic line of credit and $3,547,000 of the Company's international subsidiaries' working capital borrowings with local lenders. The Company's international working capital credit facilities aggregated $23,370,000, of which $19,823,000 was available at September 30, 1996. The international facilities are generally secured by the assets of the respective subsidiaries, with approximately $1,474,000 of the availability at one subsidiary being guaranteed by First Brands Corporation (U.S.).

5.  TAXES

The provision for income tax expense for the three months ended September 30, 1996 and 1995 consists of the following:



                                               Three Months
                                                   Ended
                                               September 30,
                                             ----------------
                                             1996        1995
                                             ----        ----
(in thousands)
       Current:
        Federal......................     $ 7,904     $ 4,752
        State........................       1,777       1,014
        Foreign......................         707         692
                                            -----      ------
            Total current............      10,388       6,458
       Deferred:
        Federal......................       1,398       3,915
        State........................         310         868
        Foreign......................         (71)        (38)
                                           ------      ------
            Total deferred...........       1,637       4,745
                                           ------      ------
                Total provision......    $ 12,025     $11,203
                                           ======      ======



6.  EARNINGS PER SHARE, STOCK SPLIT AND DIVIDENDS

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

The Company has paid its shareholders quarterly cash dividends of $0.0625 and $0.05 cents per share for the first quarter of fiscal 1997 and 1996, respectively .

7.  ACCOUNTING PRONOUNCEMENT

Effective July 1, 1996, the Company adopted Statement of Financial Accounting Standards ('SFAS') No. 121, 'Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of'. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may be recoverable. The Company tested for potential impairment on a business unit basis by analyzing current and forecasted cash flows. Based on this analysis, the Company determined that no adjustment to long-lived assets is necessary.

                            FIRST BRANDS CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion and analysis of the consolidated results of operations for the three month periods ended September 30, 1996 and 1995 should be read in conjunction with the accompanying unaudited Consolidated Condensed Financial Statements and related Notes. The Company is primarily engaged in the development, manufacture, marketing and sale of branded and private label consumer products for the home and automotive markets. The Company's products which include "GLAD", "GLAD-LOCK", "STP", "SIMONIZ", "SCOOP AWAY", "EVER CLEAN", "JONNY CAT", "STARTERLOGG" and "HEARTHSIDE" can be found in large mass merchandise stores, chain supermarkets and other retail outlets. The Company believes that the significant market positions occupied by its products are attributable to brand name recognition, comprehensive product offerings, continued product innovation, strong emphasis on vendor support and aggressive advertising and promotion.

RESULTS OF OPERATIONS

The following table sets forth the percentages of net sales of the Company represented by the components of income and expense for the three month periods ended September 30, 1996 and 1995:


                                                     Three Months
                                                         Ended
                                                     September 30,
                                                    --------------
                                                    1996       1995
                                                    ----       ----
   Net sales..................................     100.0%     100.0%
   Cost of goods sold.........................      65.5       66.3
                                                   ------     -----
   Gross profit...............................      34.5       33.7
   Selling, general, and
     administrative expenses..................      19.6       19.3
   Amortization and other depreciation........       1.3        1.7

   Interest expense and amortization of debt
     discount and expense.....................       1.7        1.7
   Discount on sale of receivables............       0.4        0.4
   Other income (expense), net................       0.2        0.1
                                                    -----      ----
   Income before provision for income taxes...      11.7       10.7
   Provision for income taxes..................      4.7        4.5
                                                    -----      ----
   Net income..................................      7.0%       6.2%
                                                    ====       ====


            QUARTER ENDED SEPTEMBER, 30 1996 COMPARED TO THE QUARTER
                            ENDED SEPTEMBER 30, 1995

Sales for the three month period ended September 30, 1996 were $255,597,000, 2% ahead of last year's $250,789,000. Plastic wrap and bag sales for the quarter were even with the prior year, reflecting solid domestic GLAD volume sales which were offset by product mix and unfavorable exchange rates, particularly in South Africa. Excluding sales from the Company's discontinued contract packaging business, automotive sales for the quarter were even with the prior year's level. Pet product sales grew 3% over the prior year due to continued market share growth and new product introductions. The Company's new firelog and wood fire starter business contributed $5,665,000 in sales for the quarter.

Cost of goods sold for the quarter was $167,408,000, 101% of last year's $166,227,000. Gross profit for the quarter of $88,189,000 (34.5% of sales) was 104% of last year's $84,562,000 (33.7% of sales), as margins were up in each of the Company's businesses. For the quarter, higher volumes led to increased costs, while lower raw material costs resulted in more favorable margins.

Selling, general and administrative expenses during the quarter of $50,219,000 (19.6% of sales), were 104% of last year's $48,455,000 (19.3% of sales). The increase compared to last year reflects increased spending in the automotive and pet products business as well as the costs associated with the Company's new firelog and wood fire starter business. These higher costs were partially offset by lower coupon redemption costs in the plastic wrap and bag business.

Amortization and other depreciation expense for the quarter was $3,254,000, 78% of the prior year's $4,198,000. The lower expense for the year reflects the impact of assets which were fully amortized during the prior fiscal year. Interest expense for the quarter was $4,249,000, 98% of the prior year. Discount on sale of receivables reflects the costs associated with the sale of a fractional ownership interest, without recourse, in a defined pool of the Company's eligible trade accounts receivable.

The Company's effective tax rate for the quarter was 40% compared to the prior year's quarterly rate of 42%. The reduced rate reflects higher favorable permanent tax differences during fiscal 1997.

                               FINANCIAL CONDITION

Worldwide credit facilities in place at September 30, 1996 aggregated $339,292,000 of which $215,823,000 was available, but unused. Excluding any leased asset or stock repurchases, the Company expects to repay up to $50,000,000 on these credit facilities over the next twelve months by utilizing the positive cash flow generated by the business. During the first quarter of fiscal 1997 the Company repurchased common shares valued at $19,941,000

The Company's current forecast for the 1997 fiscal year reflects capital expenditures of approximately $42,000,000, and fixed payments (interest, principal, discount on sale of receivables and lease payments) of approximately $41,000,000.

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

               REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

First Brands' independent certified public accountants have performed a limited review of the financial information furnished herein in accordance with standards established by the American Institute of Certified Public Accountants. The Independent Auditors' Review Report is presented on Page 12 of this report.

                       Independent Auditors' Review Report

The Board of Directors
First Brands Corporation:

We have reviewed the consolidated condensed balance sheet of First Brands Corporation and subsidiaries as of September 30, 1996, and the related consolidated condensed statements of income and cash flows for the three-month periods ended September 30, 1996 and 1995, and the consolidated condensed statement of stockholders' equity for the three-month period ended September 30, 1996. These consolidated condensed financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of First Brands Corporation and subsidiaries as of June 30, 1996, and the related consolidated statement of income, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated August 8, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of June 30, 1996, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                                  /s/ KPMG Peat Marwick LLP
                                                          KPMG Peat Marwick LLP

New York, New York
November 4, 1996

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

                            FIRST BRANDS CORPORATION
                                  (Registrant)

Date: November 7, 1996                      By: /s/ Donald A. DeSantis
      ----------------                         -----------------------
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