Form 10-Q
period 1996-12-31
FIRST BRANDS CORP
filed 1997-02-14
CIK 797320

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED DECEMBER  31, 1996                     COMMISSION FILE NUMBER
                  ------------------                           1-10395
                                                               -------

                            FIRST BRANDS CORPORATION

             (Exact name of registrant as specified in its charter)

      DELAWARE                                                   06-1171404
 ---------------------                                          ------------
State of Incorporation                                         (IRS Employer
                                                             Identification No.)

            83 Wooster Heights Rd., Building 301
                        P.O. Box 1911
                  Danbury, Connecticut                      06813-1911
          ----------------------------------------          ----------
          (Address of principal executive offices)          (Zip Code)

  Registrant's telephone number, including area code            203-731-2300
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

                                 YES  X                    NO
                                     ---                      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              CLASS                          Outstanding at February 1, 1997
     ----------------------------            -------------------------------
     Common Stock, $.01 par value                   40,672,686 shares

                            FIRST BRANDS CORPORATION

                               INDEX TO FORM 10-Q

                                                                            PAGE
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Condensed Statements of Income -
 For the Three Month Periods
 Ended December 31, 1996 and 1995 .......................................      3

Consolidated Condensed Statements of Income -
 For the Six Month Periods
 Ended December 31, 1996 and 1995 .......................................      4

Consolidated Condensed Balance Sheets -
 December 31, 1996 and June 30, 1996 ....................................      5

Consolidated Condensed Statement of Stockholders'
 Equity - For the Six Month Period
 Ended December 31, 1996 ................................................      6

Consolidated Condensed Statements of Cash
 Flows - For the Six Month Periods
 Ended December 31, 1996 and 1995 .......................................      7

Notes to Consolidated Condensed Financial
 Statements .............................................................   8-10

Item 2. Management's Discussion and Analysis
 of Results of Operations and Financial Condition .......................  11-13

Independent Auditors' Review Report .....................................     14


PART II - OTHER INFORMATION

Item 1. Legal Proceedings ...............................................     15

Items 2 - 6 .............................................................  15-16

SIGNATURE ...............................................................     17

                            FIRST BRANDS CORPORATION

                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                   (UNAUDITED)

                                                       THREE MONTHS    THREE MONTHS
                                                           ENDED           ENDED
                                                        DECEMBER 31,   DECEMBER 31,
                                                           1996           1995
                                                        ------------   ------------

(in thousands - except per share amounts)

Net sales ..........................................      $279,952      $263,084

Cost of goods sold .................................       178,233       172,956

Selling, general and
  administrative expenses ..........................        67,902        57,283

Amortization and other depreciation ................         3,017         3,592

Interest expense and amortization of debt
  discount and expense .............................         4,626         4,572

Discount on sale of receivables ....................         1,131         1,018

Other income (expense), net ........................           373         1,508
                                                          --------      --------

Income before provision for income taxes ...........        25,416        25,171

Provision for income taxes .........................        10,065        10,534
                                                          --------      --------

Net income .........................................      $ 15,351      $ 14,637
                                                          ========      ========


Net income per common share and common
 equivalent share (Note 6) .........................      $   0.37      $   0.34
                                                          ========      ========

Weighted average common and common
  equivalent shares outstanding (Note 6) ...........        41,898        42,562
                                                          ========      ========



     SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                            FIRST BRANDS CORPORATION

                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                   (UNAUDITED)

                                                        SIX MONTHS     SIX MONTHS
                                                           ENDED         ENDED
                                                        DECEMBER 31,   DECEMBER 31,
                                                            1996          1995
                                                        -----------    ------------

(in thousands - except per share amounts)

Net sales ..........................................      $535,549      $513,873

Cost of goods sold .................................       345,641       339,183

Selling, general and
  administrative expenses ..........................       118,121       105,738

Amortization and other depreciation ................         6,271         7,790

Interest expense and amortization of debt
  discount and expense .............................         8,875         8,886

Discount on sale of receivables ....................         2,151         2,055

Other income (expense), net ........................           958         1,686
                                                          --------      --------

Income before provision for income taxes ...........        55,448        51,907

Provision for income taxes .........................        22,090        21,737
                                                          --------      --------

Net income .........................................      $ 33,358      $ 30,170
                                                          ========      ========


Net income per common share and common
 equivalent share (Note 6) .........................      $   0.80      $   0.71
                                                          ========      ========

Weighted average common and common
  equivalent shares outstanding (Note 6) ...........        42,062        42,572
                                                          ========      ========



     SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                            FIRST BRANDS CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                       DECEMBER 31,     JUNE 30,
(dollars in thousands, except share amounts)              1996            1996
                                                       ------------     --------
                                                       (UNAUDITED)
ASSETS:

Cash and cash equivalents ............................   $   7,608    $   8,326
Accounts and notes receivable - net ..................     108,720      125,126
Inventories ..........................................     136,958      146,002
Deferred tax assets ..................................      20,556       20,155
Prepaid expenses .....................................       2,119        4,662
                                                         ---------    ---------
  Total current assets ...............................     275,961      304,271
Property, plant and equipment (net of accumulated
  depreciation of $126,054 and $111,401) .............     340,155      319,677
Patents, trademarks, proprietary technology
  and other intangibles (net of accumulated
  amortization of $185,640 and $181,929) .............     198,160      204,422
Deferred charges and other assets (net of
  accumulated amortization of $51,782 and $50,965) ...      38,793       32,510
                                                         ---------    ---------
          Total assets ...............................   $ 853,069    $ 860,880
                                                         =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY:

Liabilities
Notes payable ........................................   $   9,587    $   4,013
Current maturities of long-term debt .................          60          116
Accrued income and other taxes .......................      12,125        3,474
Accounts payable .....................................      30,187       61,168
Accrued liabilities ..................................      65,503      110,522
                                                         ---------    ---------
     Total current liabilities .......................     117,462      179,293
Long-term debt .......................................     244,726      199,355
Deferred taxes payable ...............................      69,465       66,300
Deferred gain on sale of assets ......................         603        1,057
Other long-term obligations ..........................      16,152       16,050

Stockholders' Equity
Preferred stock, $1 par value, 10,000,000
  shares authorized; none issued .....................        --           --
Common stock, $0.01 par value, 120,000,000 shares
  authorized at December 31, 1996 and 50,000,000
  shared authorized at June 30, 1996; issued
  43,295,086 shares at December 31, 1996
  and 43,140,586 shares at June 30, 1996 (Note 6) ....         433          431
Capital in excess of par value .......................     128,529      126,432
Cumulative foreign currency translation adjustment ...     (10,025)      (9,321)
Common stock in treasury, at cost; 2,477,300 shares at
 December 31, 1996 and 1,490,000 at June 30, 1996 ....     (75,652)     (52,563)
Retained earnings ....................................     361,376      333,846
                                                         ---------    ---------
     Total stockholders' equity ......................     404,661      398,825
                                                         ---------    ---------
          Total liabilities and stockholders' equity .   $ 853,069    $ 860,880
                                                         =========    =========


     SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                            FIRST BRANDS CORPORATION
            CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                FOR THE SIX MONTH PERIOD ENDED DECEMBER 31, 1996
                                   (UNAUDITED)

                                                  Cumulative
                                       Capital     Foreign
                             Common   in Excess    Currency
                             Stock      of Par    Translation    Treasury    Retained
(in thousands)             Par Value    Value     Adjustment       Stock     Earnings      Total
                           ---------  ---------   -----------    ---------   --------      -----
Balance as of
 June 30, 1996 ........   $     431   $ 126,432   $  (9,321)   $ (52,563)   $ 333,846    $ 398,825

Exercise of
 Stock Options ........           2       2,097        --           --           --          2,099

Cash Dividends ........        --          --          --           --         (5,828)      (5,828)

Purchase of
 Treasury Stock .......        --          --          --        (23,089)        --        (23,089)

Net Income ............        --          --          --           --         33,358       33,358

Foreign Currency
 Translation Adjustment        --          --          (704)        --           --           (704)
                          ---------   ---------   ---------    ---------    ---------    ---------

Balance as of
 December 31, 1996 ....   $     433   $ 128,529   $ (10,025)   $ (75,652)   $ 361,376    $ 404,661
                          =========   =========   =========    =========    =========    =========




     SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                            FIRST BRANDS CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                 SIX MONTHS     SIX MONTHS
                                                                                    ENDED         ENDED
                                                                                 DECEMBER 31,  DECEMBER 31,
  (in thousands)                                                                     1996         1995
                                                                                 ------------  ------------
Cash flows from operating activities:
  Net income ...................................................................   $ 33,358    $   30,170
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization ..............................................     20,277        18,624
    Deferred income taxes ......................................................      3,280        11,386
  Change in certain non-cash  current assets and  liabilities,  net of effect of businesses sold and acquired:
       Decrease in accounts receivable .........................................      5,454        16,128
       Decrease in inventories .................................................      9,044        12,680
       Decrease (increase) in prepaid expenses .................................      2,543          (480)
       Increase (decrease) in accrued income
           and other taxes .....................................................      8,651        (3,041)
       (Decrease) in accounts payable ..........................................    (30,981)      (36,188)
       (Decrease) in accrued liabilities .......................................    (45,019)      (53,275)
  Other changes ................................................................       (708)       (1,895)
                                                                                   --------    ----------
      Total adjustments ........................................................    (27,459)      (36,061)
                                                                                   --------    ----------
Net cash provided by (used for) operating activities ...........................      5,899        (5,891)
                                                                                   --------    ----------
Cash flows from investing activities:
   Capital expenditures ........................................................    (14,000)      (16,846)
   Acquisition of leased assets ................................................    (22,320)       (9,797)
   Purchase and installation of software .......................................     (4,368)         --
                                                                                   --------    ----------
Net cash (used for) investing activities .......................................    (40,688)      (26,643)
                                                                                   --------    ----------
Cash flows from financing activities:
    Increase in revolving credit borrowings, net ...............................     45,000        41,100
    Increase in other borrowings, net ..........................................      5,889         8,277
    Increase in securitization of accounts receivable ..........................     10,000          --
    Proceeds from exercise of stock options ....................................      2,099         3,269
    Purchase of common stock for treasury ......................................    (23,089)       (9,895)
    Dividends paid .............................................................     (5,828)       (4,698)
                                                                                   --------    ----------
Net cash  provided by financing activities .....................................     34,071        38,053
                                                                                   --------    ----------

Net (decrease) increase in cash and cash equivalents ...........................       (718)        5,519

Cash and cash equivalents at beginning of period ...............................      8,326         5,225
                                                                                   --------    ----------

Cash and cash equivalents at end of period .....................................    $ 7,608      $ 10,744
                                                                                   ========    ==========



     SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.
                                       -7-

                            FIRST BRANDS CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated condensed financial statements include all adjustments (all of which were of a normal recurring nature) necessary to fairly present the results of operations for the interim periods. Certain prior year amounts have been reclassified to conform with the current year's presentation. All material intercompany transactions and balances have been eliminated. The results of operations for the three and six month periods ended December 31, 1996 are not necessarily indicative of the results for a full year.

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

On December 26, 1996 the Company sold its SIMONIZ wax and polish business to Syndet Products Incorporation ("Syndet"). The impact of the divestiture did not have a material effect on the Company, nor is it expected to in the future.

 INVENTORIES

Inventories were comprised of:

                                                 December 31,           June 30,
                                                     1996                1996
                                                 ------------           --------
                                                          (in thousands)

Raw materials ..........................           $ 29,268            $ 28,549
Work-in-process ........................              5,339               4,809
Finished goods .........................            102,351             112,644
                                                   --------            --------
    Total ..............................           $136,958            $146,002
                                                   ========            ========


2.  LONG-TERM DEBT

First Brands had long-term debt outstanding as of December 31, 1996 and June 30, 1996 as follows:

                                                          December 31,   June 30,
                                                             1996         1996
                                                          -----------    --------
                                                              (in thousands)
Senior Debt:
     $300,000,000 Revolving Credit Facility, 5 year term
       expiring December 1999, interest at prime rate,
       LIBOR plus .30% or CD rate plus .425%; facility
       fee of .20% .....................................   $ 140,000    $  95,000
     Other .............................................       4,786        4,471
                                                           ---------    ---------
                                                             144,786       99,471
     Less: current maturities ..........................         (60)        (116)
                                                           ---------    ---------
         Senior Debt ...................................     144,726       99,355
                                                           ---------    ---------
Subordinated Debt:
     9 1/8% Senior Subordinated Notes Due 1999 .........     100,000      100,000
                                                           ---------    ---------
             Total Long-term debt ......................   $ 244,726    $ 199,355
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

First Brands was in compliance with all the covenants of all debt agreements at December 31,1996.

3. ACCOUNTS RECEIVABLE

Since May, 1992, the Company has been a party to an agreement to sell up to $100,000,000 in fractional ownership interest, without recourse, in a defined pool of eligible trade accounts receivable. Under the current terms of this agreement, the facility automatically renews each year. The fractional interest sold as of December 31, 1996 totaled $80,000,000, reflecting an additional sale of $10,000,000 during the second quarter of fiscal 1997. The amounts sold are reflected as a reduction in accounts receivable on the accompanying balance sheets and costs associated with this program are recorded on the Consolidated Condensed Statements of Income as discount on sale of receivables.

4.  NOTES PAYABLE

Notes payable at December 31, 1996 of $9,587,000 consisted of $5,100,000 of a $15,000,000 unsecured domestic line of credit and $4,487,000 of the Company's international subsidiaries' working capital borrowings with local lenders. The Company's international working capital credit facilities aggregated $23,134,000, of which $18,647,000 was available at December 31, 1996. The international facilities are generally secured by the assets of the respective subsidiaries, with approximately $1,474,000 of the availability at one subsidiary being guaranteed by First Brands Corporation (U.S.).

5.  TAXES

The provision for income tax expense for the three and six months ended December 31, 1996 and 1995 consists of the following:

                                        Three Months            Six Months
                                          Ended                   Ended
                                        December 31,            December 31,
                                   -------------------      -----------------
                                     1996        1995        1996        1995
                                   -------     -------      ------      ------
(in thousands)
Current:
  Federal ......................   $  6,321    $  2,494    $ 14,225    $  7,246
  State ........................      1,477         496       3,254       1,510
  Foreign ......................        624         903       1,331       1,595
                                   --------    --------    --------    --------
      Total current ............      8,422       3,893      18,810      10,351
Deferred:
  Federal ......................      1,398       5,017       2,796       8,932
  State ........................        310       1,751         620       2,619
  Foreign ......................        (65)       (127)       (136)       (165)
                                   --------    --------    --------    --------
      Total deferred ...........      1,643       6,641       3,280      11,386
                                   --------    --------    --------    --------
          Total provision ......   $ 10,065    $ 10,534    $ 22,090    $ 21,737
                                   ========    ========    ========    ========

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

The Company has paid its shareholders quarterly cash dividends of $0.0625 and $0.08 per share for the first and second quarters of fiscal 1997, respectively, and $0.05 and $0.0625 per share for the first and second quarters of fiscal 1996, respectively.

7. ACCOUNTING PRONOUNCEMENT

Effective July 1, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company tested for potential impairment on a business unit basis by analyzing current and forecasted cash flows. Based on this analysis, the Company determined that no adjustment to long-lived assets is necessary.

8. SUBSEQUENT EVENT - ACQUISITION

On February 4, 1997, the Company entered into an agreement to purchase, for approximately $159,000,000 the NationalPak business in Australia and New Zealand from National Foods Limited. NationalPak manufactures and markets consumer products such as plastic wrap and bags, aluminum foil and wiping cloths under the GLAD, CHUX, OSO, MONO and ROTA brand names. The acquisition is expected to be finalized during the month of March and will be financed through borrowings on existing lines of credit as well as a new credit facilities to be established within Australia and New Zealand.

                            FIRST BRANDS CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion and analysis of the consolidated results of operations for the three and six month periods ended December 31, 1996 should be read in conjunction with the accompanying unaudited Consolidated Condensed Financial Statements and related Notes. The Company is primarily engaged in the development, manufacture, marketing and sale of branded and private label consumer products for the home and automotive markets. The Company's products which include "GLAD", "GLAD-LOCK", "STP", "SIMONIZ", "SCOOP AWAY", "EVER CLEAN", "JONNY CAT", "STARTERLOGG" and "HEARTHSIDE" can be found in large mass merchandise stores, chain supermarkets and other retail outlets. The Company believes that the significant market positions occupied by its products are attributable to brand name recognition, comprehensive product offerings, continued product innovation, strong emphasis on vendor support and aggressive advertising and promotion.

RESULTS OF OPERATIONS

The following table sets forth the percentages of net sales of the Company represented by the components of income and expense for the three and six month periods ended December 31, 1996 and 1995:

                                                 Three Months       Six Months
                                                     Ended             Ended
                                                   December 31,     December 31,
                                               -----------------  ---------------
                                                 1996     1995     1996    1995
                                                ------   ------   ------  ------
Net sales ..................................     100.0%   100.0%   100.0%   100.0%

Cost of goods sold .........................      63.7     65.7     64.5     66.0
                                                 -----    -----    -----    -----

Gross profit ...............................      36.3     34.3     35.5     34.0

Selling, general, and
  administrative expenses ..................      24.2     21.8     22.1     20.6

Amortization and other depreciation ........       1.1      1.4      1.2      1.5

Interest expense and amortization of debt
  discount and expense .....................       1.6      1.7      1.7      1.7

Discount on sale of receivables ............       0.4      0.4      0.4      0.4

Other income (expense), net ................       0.1      0.6      0.2      0.3
                                                 -----    -----    -----    -----

Income before provision for income taxes ...       9.1      9.6     10.3     10.1

Provision for income taxes .................       3.6      4.0      4.1      4.2
                                                 -----    -----    -----    -----

Net income .................................       5.5%     5.6%     6.2%     5.9%
                                                 =====    =====    =====    =====

   QUARTER AND SIX MONTHS ENDED DECEMBER, 31 1996 COMPARED TO THE QUARTER AND
                       SIX MONTHS ENDED DECEMBER 31, 1995

Sales for the three month period ended December 31, 1996 were $279,952,000, 6% ahead of last year's $263,084,000. For the six month period, sales were $535,549,000, 4% above the prior year's $513,873,000. Domestic plastic wrap and bag sales for the quarter were 4% above the prior year, however, this gain was offset by soft international sales, and unfavorable exchange rates particularly in South Africa. Year-to-date, plastic wrap and bag sales are even with the prior year reflecting the above-noted increases in domestic sales which were offset by shortfalls in international sales and unfavorable exchange. Excluding sales from the Company's phased out contract packaging operation, automotive sales increased 7% for the quarter and 4% year-to-date. The increase for the quarter and year-to-date primarily reflects strong sales within the Company's fuel additive business, primarily STP Complete Fuel System Cleaner, and gains in the sale of automotive protectant products. Quarterly and year-to-date sales of pet product grew 10% and 7%, respectively, over the prior year due to continued market share growth and new product introductions such as the Company's line of anti-bacterial cat litter. The Company's new firelog and wood fire starter business contributed $13,711,000 in sales for the quarter and $19,376,000 year-to-date.

Cost of goods sold for the quarter was $178,233,000, 103% of last year's $172,956,000. Year-to-date, cost of goods sold was $345,641,000, 102% of the prior year's $339,183,000. Increased costs for the quarter reflect both higher raw material costs and volumes, while increased costs for the six months primarily reflects higher volumes. Although resin prices are expected to decline over the next six months, raw material costs for the third quarter of fiscal 1997 are expected to be higher than a year ago.

Gross profit for the quarter of $101,719,000 (36.3% of sales) was 113% of last year's $90,128,000 (34.3% of sales). Year-to-date, gross profit was $189,908,000 (35.5% of sales), 109% of last year's $174,690,000 (34.0% of sales).

Selling, general and administrative expenses during the quarter of $67,902,000 (24.2% of sales), were 119% of last year's $57,283,000 (21.8% of sales).
Year-to-date, expenses were $118,121,000 (22.1% of sales), 112% of last year's $105,738,000 (20.6% of sales). The increase compared to last year reflects increased spending in the automotive and pet products business, to support market share growth and new product introductions, higher spending in the plastic wrap and bags business, and the marketing costs associated with the Company's new firelog and wood fire starter business. To maintain growth within each of its core businesses, the Company intends to continue its current advertising and promotion programs. Although this may limit third quarter earnings, the Company is expecting benefits in the fourth quarter and in fiscal year 1998.

Amortization and other depreciation expense for the quarter was $3,017,000, 84% of the prior year's $3,592,000 and for six months was $6,271,000, 81% of the prior year's $7,790,000. The lower expense for the year reflects the impact of assets which were fully amortized during the prior fiscal year. Interest expense for the quarter was $4,626,000, 101% of the prior year. Year-to-date, interest expense was $8,875,000, 100% of the prior year's. Discount on sale of receivables reflects the costs associated with the sale of a fractional ownership interest, without recourse, in a defined pool of the Company's eligible trade accounts receivable.

The Company's effective tax rate for the quarter and six months was 40% compared to the prior year's rate of 42%. The reduced rate reflects higher favorable permanent tax differences during fiscal 1997.

                               FINANCIAL CONDITION

Worldwide credit facilities in place at December 31, 1996 aggregated $339,031,000 of which $188,547,000 was available, but unused. Excluding costs associated with acquisitions, leased asset or stock repurchases, the Company expects to repay up to $50,000,000 on these credit facilities over the next twelve months by utilizing the positive cash flow generated by its businesses. During the second quarter and first half of fiscal 1997, the Company repurchased common shares valued at $3,148,000 and $23,089,000, respectively.

The Company's current forecast for the 1997 fiscal year reflects capital expenditures of approximately $41,000,000, and fixed payments (interest, principal, discount on sale of receivables and lease payments) of approximately $44,000,000.

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

               REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

First Brands' independent certified public accountants have performed a limited review of the financial information furnished herein in accordance with standards established by the American Institute of Certified Public Accountants. The Independent Auditors' Review Report is presented on Page 14 of this report.

                       Independent Auditors' Review Report

The Board of Directors
First Brands Corporation:

We have reviewed the consolidated condensed balance sheet of First Brands Corporation and subsidiaries as of December 31, 1996, and the related consolidated condensed statements of income for the three and six-month periods ended December 31, 1996 and 1995, the consolidated condensed statements of cash flows for the six-month periods ended December 31, 1996 and 1995, and the consolidated condensed statement of stockholders' equity for the six-month period ended December 31, 1996. These consolidated condensed financial statements are the responsibility of the Company's management.

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

New York, New York
February 4, 1997

                           PART II - OTHER INFORMATION

Item 1.            Legal Proceedings
                   None.

Item 2.            Changes in Securities
                   None.

Item 3.            Defaults Upon Senior Securities
                   None.

Item 4.            Submission  of  Matters to a Vote of  Security  Holders
                   Submitted  at  the  Annual  Meeting  of   Stockholders,
                   November 1, 1996:

                     1) Election of three  Directors,  each to serve for a
                   three-year term expiring on the date of the Annual Meeting of Stockholders in 1999 and/or until his successor is duly elected or appointed and qualified:

                   Name                         For             Withheld
                   ----                      -------           -----------
                   Alfred E. Dudley         37,235,177            223,215
                   James R. McManus         37,234,082            224,310
                   Thomas H. Rowland        37,321,453            136,939


                   2. Ratification of the selection by the Board of Directors of KPMG Peat Marwick LLP as independent auditors of the Company for the fiscal year 1997:

                                                           Abstentions and
                         For            Against            Broker Non-Votes
                         ---            -------            ----------------
                      37,428,506         13,063                16,823

                   3. Ratification of the amendment of the fourth Article of the Company's Certificate of Incorporation to increase the authorized shares of the Company's common stock from 50,000,000 to 120,000,000:

                                                            Abstentions and
                        For           Against               Broker Non-Votes
                        ---           -------               ----------------
                   28,533,349        8,854,016                   71,027

                   The increase in the Company's authorized Common Stock was proposed by the Board of Directors of the Company to provide flexibility for future stock splits, stock dividends, and other general corporate purposes. The additional authorized shares of Common Stock are the same class as and identical to the shares of Common Stock authorized prior to amendment of the Company's Certificate of Incorporation to increase the Company's authorized Common Stock.

Item 5.            Other Information
                   None.

Item 6.             Exhibits and Reports on Form 8-K

              A. Exhibit Index:

Exhibit
Number                        Description of Exhibit
-------                       ----------------------
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

                                        FIRST BRANDS CORPORATION

                                              (Registrant)

Date: February 10, 1997                         By: /s/ Donald A. DeSantis
      -----------------                            -----------------------
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