Form 10-Q
period 1997-03-31
FIRST BRANDS CORP
filed 1997-05-14
CIK 797320

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED MARCH 31, 1997                          COMMISSION FILE NUMBER
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

         CLASS                                       Outstanding at May 1, 1997
 Common Stock, $.01 par value                              40,353,136 shares

                            FIRST BRANDS CORPORATION

                               INDEX TO FORM 10-Q

                                                                                                       PAGE
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Condensed Statements of Income -
 For the Three Month Periods
 Ended March 31, 1997 and 1996.........................................................                  3

Consolidated Condensed Statements of Income -
 For the Nine Month Periods
 Ended March 31, 1997 and 1996.........................................................                  4

Consolidated Condensed Balance Sheets -
 March 31, 1997 and June 30, 1996......................................................                  5

Consolidated Condensed Statement of Stockholders'
 Equity - For the Nine Month Period
 Ended March 31, 1997..................................................................                  6

Consolidated Condensed Statements of Cash
 Flows - For the Nine Month Periods
 Ended March 31, 1997 and 1996.........................................................                  7

Notes to Consolidated Condensed Financial
 Statements............................................................................               8-11

Item 2.   Management's Discussion and Analysis
 of Results of Operations and Financial Condition......................................              12-14

Independent Auditors' Review Report....................................................                 15


PART II - OTHER INFORMATION

Item 1. Legal Proceedings..............................................................                 16

Items 2 - 6............................................................................                 16

SIGNATURE..............................................................................                 17

                            FIRST BRANDS CORPORATION

                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                   (UNAUDITED)

                                                                    THREE MONTHS             THREE MONTHS
                                                                        ENDED                   ENDED
                                                                      MARCH 31,                MARCH 31,
                                                                        1997                     1996
                                                                    -----------              ------------

(in thousands - except per share amounts)

Net sales .......................................................   $ 264,886                $ 262,207
Cost of goods sold ..............................................     168,764                  165,092
Selling, general and
  administrative expenses .......................................      61,985                   60,263
Amortization and other depreciation .............................       3,266                    4,048
Interest expense and amortization of debt
  discount and expense ..........................................       3,974                    4,298
Discount on sale of receivables .................................       1,212                      960
Other income (expense), net .....................................        (135)                     268
                                                                    ---------                ---------
Income before provision for income taxes
    and extraordinary loss ......................................      25,550                   27,814
Provision for income taxes ......................................       9,496                   11,125
                                                                    ---------                ---------
Income before extraordinary loss ................................      16,054                   16,689
Extraordinary loss relating to repurchase
   of subordinated notes, net of taxes ..........................        (633)                    --
                                                                    ---------                ---------
Net income ......................................................   $  15,421                $  16,689
                                                                    =========                =========

Per common share and common equivalent share (Note 6)
    Income before extraordinary loss ............................   $    0.39                $    0.39
    Extraordinary loss ..........................................       (0.02)                    --
                                                                    ---------                ---------
     Net income .................................................   $    0.37                $    0.39
                                                                    =========                =========

Weighted average common and common
  equivalent shares outstanding (Note 6) ........................      41,528                   42,647
                                                                    =========                =========

     SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                            FIRST BRANDS CORPORATION
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                     NINE MONTHS                      NINE MONTHS
                                                                        ENDED                            ENDED
                                                                      MARCH 31,                        MARCH 31,
                                                                        1997                             1996
                                                                      ---------                       ---------


(in thousands - except per share amounts)
Net sales...................................................           $ 800,435                       $ 776,080
Cost of goods sold..........................................             514,405                         504,275
Selling, general and
  administrative expenses...................................             180,106                         166,001
Amortization and other depreciation.........................               9,537                          11,838
Interest expense and amortization of debt
  discount and expense......................................              12,849                          13,184
Discount on sale of receivables.............................               3,363                           3,015
Other income (expense), net.................................                 823                           1,954
                                                                      -----------                     ---------
Income before provision for income taxes
   and extraordinary loss...................................              80,998                          79,721
Provision for income taxes..................................              31,586                          32,862
                                                                       ---------                       ---------
Income before extraordinary loss............................              49,412                          46,859
Extraordinary loss relating to the repurchase
   of subordinated notes, net of taxes......................                (633)                              -
                                                                        --------                        --------
Net income..................................................            $ 48,779                        $ 46,859
                                                                        ========                        ========
Per common share and common equivalent share (Note 6)
      Income before extraordinary loss......................              $ 1.19                          $ 1.10
      Extraordinary loss....................................               (0.02)                              -
                                                                          ------                          ------
      Net income............................................              $ 1.17                          $ 1.10
                                                                          ======                          ======

Weighted average common and common
  equivalent shares outstanding (Note 6)                                  41,865                          42,588
                                                                       =========                       =========





     SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                            FIRST BRANDS CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                         MARCH 31,                     JUNE 30,
(dollars in thousands, except share amounts)                                1997                         1996
                                                                    -------------------              --------
                                                                        (UNAUDITED)

ASSETS:

Cash and cash equivalents.......................................         $    11,634                  $    8,326
Accounts and notes receivable - net.............................              97,334                     125,126
Inventories.....................................................             166,587                     146,002
Deferred tax assets.............................................              20,758                      20,155
Prepaid expenses................................................               4,396                       4,662
                                                                      --------------                 -----------
  Total current assets..........................................             300,709                     304,271

Property, plant and equipment (net of accumulated
  depreciation of $133,984 and $111,401)........................             374,975                     319,677
Patents, trademarks, proprietary technology
  and other intangibles (net of accumulated
  amortization of $187,943 and $181,929)........................             310,583                     204,422
Deferred charges and other assets (net of
  accumulated amortization of $52,803 and $50,965)..............              53,579                      32,510
                                                                         -----------                   ----------
          Total assets..........................................         $ 1,039,846                   $ 860,880
                                                                         ===========                   =========

LIABILITIES AND STOCKHOLDERS' EQUITY:

Liabilities

Notes payable...................................................        $     13,688                 $     4,013
Current maturities of long-term debt............................               4,243                         116
Accrued income and other taxes..................................              11,197                       3,474
Accounts payable................................................              50,341                      61,168
Accrued liabilities.............................................              72,588                     110,522
                                                                       -------------                  ----------
     Total current liabilities..................................             152,057                     179,293

Long-term debt..................................................             392,902                     199,355
Deferred taxes payable..........................................              71,362                      66,300
Deferred gain on sale of assets.................................                 375                       1,057
Other long-term obligations.....................................              15,979                      16,050

Stockholders' Equity

Preferred stock, $1 par value, 10,000,000
  shares authorized; none issued................................                  -                           -
Common stock, $0.01 par value, 120,000,000 shares
  authorized at March 31, 1997 and 50,000,000
  shared authorized at June 30,1996; issued 43,356,336
  shares at March 31, 1997 and 43,140,586 shares at
  June 30, 1996 (Note 6)........................................                 433                         431
Capital in excess of par value..................................             129,278                     126,432
Cumulative foreign currency translation adjustment..............              (9,881)                     (9,321)
Common stock in treasury, at cost; 2,895,900 shares at
  March 31, 1997 and 1,490,000 at June 30, 1996.................             (86,216)                    (52,563)
Retained earnings...............................................             373,557                     333,846
                                                                         -----------                   ---------
     Total stockholders' equity.................................             407,171                     398,825
                                                                         -----------                   ---------
          Total liabilities and stockholders' equity                     $ 1,039,846                   $ 860,880
                                                                         ===========                   =========


     SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                            FIRST BRANDS CORPORATION
            CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE NINE MONTH PERIOD ENDED MARCH 31, 1997
                                   (UNAUDITED)

                                                          Cumulative
                                              Capital       Foreign
                                 Common      in Excess     Currency
                                  Stock       of Par      Translation    Treasury         Retained
(in thousands)                  Par Value      Value      Adjustment       Stock          Earnings        Total
                                ---------    ---------    -----------    ---------        --------        -----

Balance as of
 June 30, 1996 ..............    $ 431      $ 126,432      $ (9,321)     $ (52,563)     $ 333,846       $ 398,825

Exercise of
 Stock Options...............        2          2,846          -              -               -             2,848

Cash Dividends...............       -             -            -              -            (9,068)         (9,068)

Purchase of
 Treasury Stock..............       -             -            -           (33,653)           -           (33,653)

Net Income...................       -             -            -              -            48,779          48,779

Foreign Currency
 Translation Adjustment......       -             -            (560)          -               -              (560)
                                 ------     ---------      --------      ---------      ---------       ----------
Balance as of
 March 31, 1997..............    $ 433      $ 129,278      $ (9,881)     $ (86,216)     $ 373,557       $ 407,171
                                 =====      =========      =========     ==========     =========       =========



     SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                            FIRST BRANDS CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                         NINE MONTHS               NINE MONTHS
                                                                            ENDED                     ENDED
                                                                          MARCH 31,                 MARCH 31,
  (in thousands)                                                            1997                       1996
                                                                         -----------               ------------
Cash flows from operating activities:
  Net income...................................................           $ 48,779                 $ 46,859
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization..............................             30,409                   28,079
    Deferred income taxes......................................              4,958                   16,856
    Loss on call of subordinated notes.........................                633                       -
  Change in certain non-cash current a ssets and liabilities, net of effect of businesses sold and acquired:
       Decrease in accounts receivable.........................             20,934                   21,872
       (Increase) decrease in inventories......................             (9,088)                   8,142
       Decrease (increase) in prepaid expenses.................                266                     (437)
       Increase (decrease) in accrued income
           and other taxes.....................................              7,723                   (2,803)
       (Decrease) in accounts payable..........................            (17,112)                 (34,114)
       (Decrease) in accrued liabilities.......................            (42,752)                 (57,755)
  Other changes................................................             (4,852)                  (5,378)
                                                                         ---------               ----------
      Total adjustments........................................             (8,881)                 (25,538)
                                                                         ---------               ----------
Net cash provided by operating activities......................             39,898                   21,321
                                                                          --------                 --------

Cash flows from investing activities:

   Capital expenditures........................................            (24,110)                 (26,309)
   Acquisition of leased assets................................            (22,320)                  (9,797)
   Acquisition of businesses, net of cash acquired.............           (159,004)                 (32,257)
   Purchase and installation of software.......................             (7,924)                  (4,905)
                                                                        ----------               ----------
Net cash (used for) investing activities.......................           (213,358)                 (73,268)
                                                                        ----------               ----------

Cash flows from financing activities:

    Increase in credit facility borrowings, net ......................      46,485                   70,000
    Increase (decrease) in other borrowings, net .....................      10,864                     (494)
    Increase in securitization of accounts receivable.................      10,000                       -
    Proceeds from exercise of stock options ..........................       2,848                    4,263
    Issuance of senior notes, net of underwriting discount............     149,292                       -
    Purchase of common stock for treasury ............................     (33,653)                 (11,871)
    Dividends paid....................................................      (9,068)                  (7,299)
                                                                          --------                 --------
Net cash  provided by financing activities............................     176,768                   54,599
                                                                          --------                 --------

Net increase in cash and cash equivalents.............................       3,308                    2,652
Cash and cash equivalents at beginning of period......................       8,326                    5,225
                                                                          --------                 --------
Cash and cash equivalents at end of period ...........................    $ 11,634                 $  7,877
                                                                          ========                 ========



     SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.
                                       -7-

                            FIRST BRANDS CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated condensed financial statements include all adjustments (all of which were of a normal recurring nature) necessary to fairly present the results of operations for the interim periods. Certain prior year amounts have been reclassified to conform with the current year's presentation. All material intercompany transactions and balances have been eliminated. The results of operations for the three and nine month periods ended March 31, 1997 are not necessarily indicative of the results for a full year.

First Brands Corporation ("First Brands" or the "Company") is engaged in the development, manufacture, marketing and sales of consumer products under branded and private labels. Principal branded products include: GLAD and GLAD-LOCK (plastic wrap and bags); STP (oil and fuel additives and other specialty automotive products); SCOOP AWAY, EVER CLEAN and JONNY CAT (cat litters) and STARTERLOGG (fire starters) and HEARTHLOGG (fire logs).

On December 26, 1996 the Company sold its SIMONIZ wax and polish business to Syndet Products Incorporation ("Syndet"). The impact of the divestiture did not have a material effect on the Company, nor is it expected to in the future.

 ACQUISITION

On March 14, 1997, the Company purchased, for approximately $160,000,000, the NationalPak business in Australia and New Zealand from National Foods Limited. NationalPak manufactures and markets consumer products such as plastic wrap and bags, aluminum foil and wiping cloths under the GLAD, CHUX, OSO, MONO and ROTA brand names. The operating results of NationalPak have been included in the Company's consolidated condensed financial statements from the date of acquisition. The acquisition was funded by long-term borrowings in the United States, Canada, Australia and New Zealand.

 INVENTORIES

Inventories were comprised of:

                                                                        March 31,            June 30,
                                                                           1997                1996
                                                                        --------             --------
                                                                                  (in thousands)

     Raw materials.............................................        $   29,789          $   28,549
     Work-in-process...........................................             6,331               4,809
     Finished goods............................................           130,467             112,644
                                                                        ---------           ---------
         Total.................................................         $ 166,587           $ 146,002
                                                                        =========           =========

2.  LONG-TERM DEBT

First Brands had long-term debt outstanding as of March 31, 1997 and June 30, 1996 as follows:


                                                                          March 31,          June 30,
                                                                             1997              1996
                                                                          --------           --------
                                                                                (in thousands)

Senior Debt:
     $300,000,000 Revolving Credit Facility, 5 year term
       expiring February 2002, interest at prime rate, LIBOR plus
       .275% or CD rate plus .4%; facility
       fee of .15%.............................................        $   75,000            $ 95,000
     $78,600,000 Australian and New Zealand Credit
        Facility, 7 year term expiring March 2004,
        interest at local Bill Rate plus .7% ..................            55,020                 -
     $11,465,000 Canadian Credit Facility, 5 year
        term expiring March 2002, interest at Canadian
        prime rate, LIBOR plus .425% or Canadian
        Bankers Acceptance plus .425% .........................            11,465                 -
     Other.....................................................             5,660               4,471
                                                                       ----------          ----------
                                                                          147,145              99,471
     Less: current maturities..................................            (4,243)              (116)
                                                                       ----------          ----------
         Senior Debt...........................................           142,902              99,355
                                                                       ----------          ----------

Subordinated Debt:

     9 1/8% Senior Subordinated Notes Due 1999 ................           100,000             100,000
     7 1/4% Senior Notes Due 2007..............................           150,000                 -
                                                                        ---------           ---------
             Total Long-term debt..............................         $ 392,902           $ 199,355
                                                                        =========           =========

The Company has amended and restated its domestic revolving credit facility effective February 28, 1997. The amendments to the facility provide the Company with more favorable borrowing rates, reduces certain restrictive covenants pertaining to the ratio of debt to equity and extend the facility to February 28, 2002 from December 31, 1999. Additionally, the facility permits a greater amount of restricted payments, such as dividends and stock repurchases, grants more flexibility to foreign subsidiaries for borrowing money and in some circumstances, excludes certain foreign subsidiaries from financial covenant calculations.

On March 5, 1997 the Company issued $150,000,000 of 7 1/4% Senior Notes (the "7 1/4% Notes") which will become due in 2007. Proceeds from the sale of the 7 1/4% Notes will be used to redeem all of the Company's 9 1/8% Senior Subordinated Notes and to reduce outstanding bank debt. During March 1997, the 9 1/8% Senior Subordinated Notes were called, and on April 10, 1997 all were tendered and repurchased. The Company recorded an extraordinary charge, net of taxes, of $633,000 for the costs associated with this repurchase, for the quarter ended March 31, 1997.

The seven-year $78,600,000 Australian and New Zealand credit facility is effectively comprised of two parts, one of which was used to acquire the NationalPak business and a second part which can be used for working capital needs. There are fixed periodic payments associated with the acquisition borrowing and the working capital borrowing can be drawn on and repaid at NationalPak's discretion. The facility is secured by the accounts receivable, inventory and fixed assets of NationalPak.

The five-year $11,465,000 Canadian credit facility requires fixed periodic payments. The facility is secured by the accounts receivable, inventory and fixed assets of the Canadian business.

First Brands was in compliance with the covenants of all debt agreements at March 31, 1997.

3. ACCOUNTS RECEIVABLE

Since May, 1992, the Company has been a party to an agreement to sell up to $100,000,000 in fractional ownership interest, without recourse, in a defined pool of eligible trade accounts receivable. Under the current terms of this agreement, the facility automatically renews each year. The fractional interest sold as of March 31, 1997 totaled $80,000,000. The amounts sold are reflected as a reduction in accounts receivable on the accompanying Consolidated Condensed Balance Sheets and costs associated with this program are recorded on the Consolidated Condensed Statements of Income as discount on sale of receivables.

4. NOTES PAYABLE

Notes payable at March 31, 1997 of $13,688,000 consisted of $9,200,000 of a $15,000,000 unsecured domestic line of credit and $4,488,000 of the Company's international subsidiaries' working capital borrowings with local lenders. The
Company's international working capital credit  facilities   aggregated
$17,364,000, of which $12,876,000  was available  at March  31,  1997. The international facilities are generally secured by the assets of the respective subsidiaries, with approximately $1,471,000 of the availability at one subsidiary being guaranteed by First Brands Corporation (U.S.).

5.  TAXES

The provision for income tax expense for the three and nine months ended March 31, 1997 and 1996 consists of the following:

                                                          Three Months                    Nine Months
                                                              Ended                          Ended
                                                            March 31,                       March 31,
                                                    ------------------------          ---------------
                                                       1997          1996              1997          1996
                                                    ----------    ----------        ----------    -------
(in thousands)
       Current:
        Federal.............................         $ 7,196        $ 3,576        $ 21,421      $ 10,822
         State...............................            (91)           862           3,163         2,372
         Foreign.............................            713          1,217           2,044         2,812
                                                     -------       --------        --------      --------
             Total current...................          7,818          5,655          26,628        16,006
       Deferred:
         Federal.............................          1,398          4,791           4,194        13,723
         State...............................            310          1,062             930         3,681
         Foreign.............................            (30)          (383)           (166)         (548)
                                                     -------        -------        --------      --------
             Total deferred..................          1,678          5,470           4,958        16,856
                                                     -------       --------        --------      --------
                 Total provision ............        $ 9,496       $ 11,125        $ 31,586      $ 32,862
                                                     =======       ========        ========      ========


6.  EARNINGS PER SHARE AND DIVIDENDS

Net income per share has been computed using the weighted average number of common shares and common share equivalents outstanding for the periods.

The Company has paid its shareholders quarterly cash dividends of $0.0625 per share for the first quarter of fiscal 1997 and $0.08 per share for the second and third quarters of fiscal 1997, and $0.05 per share for the first quarter of fiscal 1996 and $0.0625 per share for the second and third quarters of fiscal 1996.

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

                            FIRST BRANDS CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion and analysis of the consolidated results of operations for the three and nine month periods ended March 31, 1997 should be read in conjunction with the accompanying unaudited Consolidated Condensed Financial Statements and related Notes. The Company is primarily engaged in the development, manufacture, marketing and sale of branded and private label consumer products for the home and automotive markets. The Company's products which include "GLAD", "GLAD-LOCK", "STP", "SCOOP AWAY", "EVER CLEAN", "JONNY CAT", "STARTERLOGG" and "HEARTHLOGG" can be found in large mass merchandise stores, chain supermarkets and other retail outlets. The Company believes that the significant market positions occupied by its products are attributable to brand name recognition, comprehensive product offerings, continued product innovation, strong emphasis on vendor support and aggressive advertising and promotion.

RESULTS OF OPERATIONS

The following table sets forth the percentages of net sales of the Company represented by the components of income and expense for the three and nine month periods ended March 31, 1997 and 1996:

                                                                  Three Months               Nine Months
                                                                      Ended                     Ended
                                                                    March 31,                 March 31,
                                                                -----------------         ----------------
                                                                1997         1996         1997        1996
                                                                ----         ----         ----        -----

    Net sales...........................................       100.0%       100.0%      100.0%       100.0%
    Cost of goods sold..................................        63.7         63.0        64.3         65.0
                                                               ------       ------      ------      ------
    Gross profit........................................        36.3         37.0        35.7         35.0
    Selling, general, and
      administrative expenses...........................        23.4         23.0        22.5         21.4
    Amortization and other depreciation ................         1.2          1.5         1.2          1.5
    Interest expense and amortization of debt
      discount and expense..............................         1.5          1.6         1.6          1.7
    Discount on sale of receivables.....................         0.4          0.4         0.4          0.4
    Other income (expense), net.........................         0.0          0.1         0.1          0.2
                                                                -----        ----        -----        ----
    Income before provision for income taxes
       and extraordinary loss............................        9.6         10.6        10.1         10.2
    Provision for income taxes...........................        3.6          4.2         3.9          4.2
                                                                -----        -----       -----        ----
    Income before extraordinary loss ....................        6.0          6.4         6.2          6.0
    Extraordinary loss relating to repurchase
       of subordinated notes, net of taxes ..............       (0.2)         --         (0.1)         --
                                                                -----        -----       -----        -----
    Net income...........................................        5.8%         6.4%        6.1%         6.0%
                                                                =====        =====       =====        =====

    QUARTER AND NINE MONTHS ENDED MARCH, 31 1997 COMPARED TO THE QUARTER AND
                        NINE MONTHS ENDED MARCH 31, 1996

Sales for the three month period ended March 31, 1997 were $264,886,000, 1% ahead of last year's $262,207,000. For the nine month period, sales were $800,435,000, 3% above the prior year's $776,080,000. Domestic plastic wrap and bag sales for the quarter were even with the prior year, however, sales growth of 3% was generated by the recent acquisition. Year-to-date, plastic wrap and bag sales are slightly ahead of the prior year reflecting increased domestic sales and sales from the above-noted acquisition. These increases were partially offset by shortfalls in international sales and unfavorable exchange rates. A sluggish retail environment led to a shortfall in third quarter automotive sales. While market shares improved in most categories, many orders were delayed, allowing customers to work off their seasonal inventories. Excluding sales from the Company's phased out contract packaging operation, automotive sales have increased 2% year-to-date. Pet product sales were off 3% compared to a year ago. This was largely due to the delay of a major promotion until the fourth quarter and to mild weather in the northeast where clay cat litter also has weather related uses. Year-to-date sales of pet product grew 3% over the prior year due to continued market share growth and new product introductions. Year-to-date, the Company's new firelog and wood fire starter business contributed $22,415,000 in sales.

Cost of goods sold for the quarter was $168,764,000, 102% of last year's $165,092,000. Year-to-date, cost of goods sold was $514,405,000, 102% of the prior year's $504,275,000. Increased costs for the quarter reflects both higher polyethylene resin costs, while increased costs for the nine months primarily reflects higher volumes.

Gross profit for the quarter of $96,122,000 (36.3% of sales) was 99% of last year's $97,115,000 (37.0% of sales). Year-to-date, gross profit was $286,030,000 (35.7% of sales), 105% of last year's $271,805,000 (35.0% of sales).

Selling, general and administrative expenses during the quarter of $61,985,000 (23.4% of sales), were 103% of last year's $60,263,000 (23.0% of sales).
Year-to-date, expenses were $180,106,000 (22.5% of sales), 108% of last year's $166,001,000 (21.4% of sales). To support market share growth and new product introductions, the automotive and pet products business increased spending for both the quarter and year-to-date. For the quarter, expenditures relating to the plastic wrap and bags business were reduced to offset the above mentioned raw material increases. Year-to-date, plastic wrap and bag expenditures are even with the prior year. Marketing costs associated with the Company's Australian business and costs associated with new firelog and wood fire starter business contributed to the quarterly and year-to-date increases.

Amortization and other depreciation expense for the quarter was $3,266,000, 81% of the prior year's $4,048,000 and for nine months was $9,537,000, 81% of the prior year's $11,838,000. The lower expense for the year reflects the impact of assets which were fully amortized during the prior fiscal year. Interest expense for the quarter was $3,974,000, 92% of the prior year. Year-to-date, interest expense was $12,849,000, 97% of the prior year's. Discount on sale of receivables reflects the costs associated with the sale of a fractional ownership interest, without recourse, in a defined pool of the Company's eligible trade accounts receivable.

The Company's effective tax rate for the quarter was 37% and for nine months was 39%, compared to the prior year's quarterly rate of 40% and nine month rate of 41%. Lower rates in the current year reflects higher favorable permanent tax differences during fiscal 1997 and a change in the composition of global income, with a larger share of income coming from foreign operations with lower effective tax rates.

                               FINANCIAL CONDITION

Worldwide credit facilities in place at March 31, 1997 aggregated $423,450,000 of which $266,227,000 was available, but unused. The unused portion reflects the temporary pay down of the Company's domestic credit facility with proceeds from the March 5, 1997 sale of its 7 1/4% Notes. On April 10, 1997, all of the Company's previously outstanding 9 1/8% Senior Subordinated Notes were tendered and repurchased. During the fourth quarter of fiscal 1997, proceeds from the sale of the 7 1/4% Notes will be used to redeem the 9 1/8% Notes and to reduce outstanding bank debt. Excluding costs associated with acquisitions, leased asset or stock repurchases, the Company expects to repay up to $50,000,000 on these credit facilities over the next twelve months by utilizing the positive cash flow generated by its businesses. During the third quarter and nine months of fiscal 1997, the Company repurchased common shares valued at $10,564,000 and $33,653,000, respectively.

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

               REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

First Brands' independent certified public accountants have performed a limited review of the financial information furnished herein in accordance with standards established by the American Institute of Certified Public Accountants. The Independent Auditors' Review Report is presented on Page 15 of this report.

                       Independent Auditors' Review Report

The Board of Directors
First Brands Corporation:

We have reviewed the consolidated condensed balance sheet of First Brands Corporation and subsidiaries as of March 31, 1997, and the related consolidated condensed statements of income for the three and nine-month periods ended March 31, 1997 and 1996, the consolidated condensed statements of cash flows for the nine-month periods ended March 31, 1997 and 1996, and the consolidated condensed statement of stockholders' equity for the nine-month period ended March 31, 1997. These consolidated condensed financial statements are the responsibility of the Company's management.

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

New York, New York
May 1, 1997

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

              A. Exhibit Index:

Exhibit

Number                        Description of Exhibit

11*           -- Computation of Net Income Per Common Share
15*           -- Accountants' Acknowledgment
27*           -- EDGAR Financial Data Schedule
------------

* Filed herewith

           B. Reports on Form 8-K

A Form 8-K items 5 and 7, dated February 28, 1997, reporting the Company's intention to redeem its $100 million 9 1/8% Senior Subordinated Notes Due 1999, subject to the completion of a private placement of $150 million 7 1/4% Senior Notes.

A Form 8-K items 2 and 7, dated March 14, 1997, reporting the acquisition of the NationalPak business in Australia and New Zealand from National Foods Ltd.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            FIRST BRANDS CORPORATION

                                  (Registrant)

Date: May 12, 1997                                    By: /s/ Donald A. DeSantis
      ------------                                       -----------------------
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