Form 10-K405
period 1997-06-30
FIRST BRANDS CORP
filed 1997-09-22
CIK 797320

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

FOR THE FISCAL YEAR ENDED JUNE 30, 1997           COMMISSION FILE NUMBER 1-10395

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

                            83 WOOSTER HEIGHTS ROAD
                          BUILDING 301, P.O. BOX 1911
                        DANBURY, CONNECTICUT 06813-1911
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                                 (203) 731-2300
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                                           NAME OF EACH EXCHANGE
                  TITLE OF EACH CLASS                                       ON WHICH REGISTERED
--------------------------------------------------------  --------------------------------------------------------
                      Common Stock                                        New York Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

     At September 2, 1997, the number of shares outstanding of the registrant's common stock was 40,056,544 (par value $.01), and the aggregate market value of the voting stock held by non-affiliates was $1,001,296,158.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Registrants Proxy Statement for the Annual Stockholders Meeting to be held October 24, 1997 is incorporated by reference for Part III

________________________________________________________________________________

                               TABLE OF CONTENTS

                                                                                                             PAGE
                                                                                                             ----
                                                     PART I

Item 1:    Business.......................................................................................     1
Item 2:    Properties.....................................................................................     3
Item 3:    Legal Proceedings..............................................................................     4
Item 4:    Submission of Matters to a Vote of Security Holders............................................     4

                                                     PART II

Item 5:    Market for Registrant's Common Equity and Related Stockholder Matters..........................     5
Item 6:    Selected Financial Data........................................................................     6
Item 7:    Management's Discussion and Analysis of Financial Condition and Results of Operations..........     7
Item 8:    Financial Statements and Supplementary Data....................................................    11
Item 9:    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........    11

                                                    PART III

Item 10:   Directors and Executive Officers of the Registrant.............................................    12
Item 11:   Executive Compensation.........................................................................    14
Item 12:   Security Ownership of Certain Beneficial Owners and Management.................................    14
Item 13:   Certain Relationships and Related Transactions.................................................    14

                                                     PART IV

Item 14:   Exhibits, Financial Statement Schedules, and Reports on Form 8-K...............................    15
Signatures................................................................................................    32

ITEM 1 -- BUSINESS

     First Brands Corporation ('First Brands' or 'the Company'), a Delaware corporation, was organized in March, 1986 to acquire the worldwide home and automotive products business of Union Carbide Corporation ('Union Carbide') in a leveraged buy out which was effective as of July 1, 1986. The Company is primarily engaged in the development, manufacture, marketing and sale of branded and private label consumer products for the household and automotive markets. The Company's products can be found in large merchandise and chain supermarkets and other retail outlets. The Company believes that the significant market positions occupied by its products are attributable to brand name recognition, a comprehensive offering of quality products, continued product innovation, strong emphasis on vendor support and aggressive advertising and promotion.

     Home products include the most complete line of branded plastic wrap, bags and drinking straws in the United States, Australia and Canada, which are sold under the GLAD and GLAD-LOCK brands. Plastic bags are also sold in Canada under the SURTEC brand and in Australia, plastic wrap and bags as well as aluminum foils are sold under the OSO brand. In the Australian and New Zealand market, the Company sells wiping cloths and scouring pads under the CHUX brand. Cat litter products are sold in the U.S. and various countries under the SCOOP AWAY, EVER CLEAN, JONNY CAT and EVER FRESH brands. Automotive performance and appearance products are sold worldwide under the STP brand.

     Through its subsidiary, Himolene Incorporated ('Himolene'), the Company is a leading producer in the United States of high molecular weight, high density polyethylene plastic trash can liners for the institutional and industrial markets.

     A&M Products, Inc. ('A&M'), a wholly owned subsidiary, manufactures and markets SCOOP AWAY and EVER CLEAN cat litter, the leading brands of clumping cat litter in the United States. During fiscal 1995, A&M acquired the cat litter and absorbent mineral assets of Excel Mineral Inc. and Excel International Inc. ('Excel'). The assets acquired from Excel include the JONNY CAT brand of cat care products.

     In March, 1996 the Company purchased substantially all of the assets and assumed the liabilities of Forest Technology Corporation ('Forest Technology'). Forest Technology manufactures and markets STARTERLOGG, the leading brand of wood starter fire products, and HEARTHLOGG firelogs.

     On December 26, 1996 the Company sold its SIMONIZ wax and polish business to Syndet Products Incorporated. The impact of the divestiture did not have a material effect on the Company, nor is it expected to in the future.

     On March 14, 1997, the Company purchased, for approximately $160,000,000, the NationalPak business in Australia and New Zealand from National Foods Limited. NationalPak manufactures and markets consumer products such as plastic wrap and bags, cleaning cloths and aluminum foil under the GLAD, CHUX, OSO, MONO and ROTA brand names. The acquisition was funded by long-term borrowings in the United States, Canada, Australia and New Zealand.

     First Brands operates in foreign countries through subsidiaries in Australia, New Zealand, Canada, South Africa, Zimbabwe, the United Kingdom, Spain, Hong Kong, China, Mexico, Puerto Rico and the Philippines. In addition to its foreign operations, First Brands exports to over one hundred countries and its products are sold in twelve languages. Through its Hong Kong subsidiary, First Brands holds a 51% interest in a joint venture in China which is engaged in the manufacture and sale of plastic wrap and bags and automotive products. During fiscal 1997, the Company acquired an additional 11% of its South African subsidiary, bringing the total investment to 93% of that company's outstanding capital stock. The Company's South African business acquired 76% of the outstanding stock of Sealapac (PVT) Ltd., a Zimbabwe manufacturer and marketer of plastic film products for consumers and the packaging industry, during fiscal 1997.

     On August 26, 1994, the Company sold its PRESTONE antifreeze/coolant and car care business ('the Prestone Business') to Prestone Products Corporation, a newly formed corporation, for $142,000,000 in cash, and a $13,000,000, 7 1/2% subordinated debenture maturing in 2003. On June 9, 1997, the $13,000,000 debenture was paid in full to the Company.

     The Company was engaged in the automotive service market through the operation of its service centers which featured its branded automotive products. After evaluating their performance, the Company decided to phase out these service centers. During fiscal 1995, the Company sold off all remaining assets of its automotive service centers.

MANUFACTURING AND DISTRIBUTION

     In general First Brands does not produce against a backlog of firm orders. Production is geared primarily to the level of incoming orders and to projections of future demand. Sufficient inventories of finished products, work-in-process and raw materials are maintained to meet delivery requirements of customers and First Brands production schedules.

     There is no significant seasonal fluctuation in sales of the Company's home, automotive, cat litter, institutional and industrial products. The majority of fire starter and fire log sales occur during the first half of the Company's fiscal year due to strong consumer demand during the fall and winter.

     The Company's products are sold directly to retailers and to wholesalers and can be found in large mass merchandise stores and chain supermarkets as well as other retail outlets, including automotive supply stores, grocery stores and price clubs. While the Company's sales are not dependent upon a single customer, the top 25 customers account for approximately 45% of total sales, and sales to its largest customer, the Wal-Mart Stores and Sams Wholesale Club stores, are approximately 12% of total sales.

     Sales to food outlets, which account for approximately 67% of domestic sales of plastic wrap and bags as well as cat litter, are handled through a network of brokers; sales to mass merchandisers are handled by First Brands' direct sales force. Sales of automotive products are primarily handled through First Brands' direct sales force and sold to auto supply outlets and mass merchandisers. Himolene's sales to the institutional and industrial markets are handled by that subsidiary's direct sales force as well as through distributors. Sales of the Company's products in Canada are generally handled in the same manner as domestic sales. Sales within the Australian and New Zealand markets are primarily handled by a direct sales force. Other international sales are handled primarily through distributors.

    The following table sets forth net sales by class of products:

                                              1997                       1996                      1995
(Dollars in thousands)                 Dollars     Percent       Dollars       Percent      Dollars      Percent
------------------------------------------------------------------------------------------------------------------
Household Products                  $  747,939        67%      $  693,406        65%     $  645,674        62%


Automotive Products                    212,467        19          213,900        19         213,912        21


Pet Products                           156,858        14          149,186        14         127,160        12


Divested/Discontinued Products (1)       2,634        --           16,530         2          49,769         5
------------------------------------------------------------------------------------------------------------------
                                    $1,119,898       100%      $1,073,022       100%     $1,036,515       100%
------------------------------------------------------------------------------------------------------------------

(1) Represents sales from the divested SIMONIZ business (December, 1996) and sales from the divested PRESTONE business (August, 1994) along with sales from the phased-out Contract Packaging business and associated operations which related to the divested PRESTONE business.

Financial information relating to international and domestic operations and export sales are included in Note 16 to the Company's Consolidated Financial Statements.

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

RAW MATERIALS AND OTHER SUPPLIES

     The Company currently purchases a substantial portion of its plastic wrap and bags raw materials pursuant to a long-term polyethylene resin requirements contract with Union Carbide which runs through December 31, 1999. Union Carbide is the Company's largest single supplier and the Company believes that it is also Union Carbide's largest customer for polyethylene resin. The Company also has contracts for the purchase of certain raw materials, including polyethylene resin, from other suppliers, and makes purchases on the open market as well. The pricing provisions in the Company's present supply contracts are designed to be responsive to market conditions and the cost of relevant raw materials.

     Although the Company believes that based on industry estimates and projections, raw material costs will over the long-term remain relatively stable, it is unable to predict with any certainty its costs of raw materials on a month by month basis which due to market conditions may be materially higher or lower than those experienced in past periods. To the extent raw material costs are higher, the Company's margins on the relevant products could be adversely affected if it is unable to increase prices, effect offsetting cost savings, or reduce prices to meet competition. As a consequence, the Company may be adversely affected by changes in raw material markets. The Company from time to time is able to fix its prices on raw materials either through agreements with suppliers or financial, commodity based contracts which in the aggregate have not been significant to date. The Company believes that, if there were an industry wide shortage of raw materials, it might enjoy a competitive advantage over certain of its competitors as a result of its assured source of supply for a substantial portion of its raw materials.

     Most of the raw materials used by First Brands' home and automotive businesses are petrochemical derivatives primarily produced from ethylene and refined oil which in turn is largely produced from natural gas in the United States and Canada. Historically, petrochemical and refined oil derivatives have been subject to price fluctuations due to various factors. There can be no assurances that future events will not precipitate price increases. The factors which will affect the cost of raw materials to the

Company will generally affect competitors' raw material costs as well. However, because several of the Company's major competitors are units of vertically integrated enterprises or part of the much larger and financially stronger entities, with the ability to vary internal pricing arrangements in order to mitigate adverse movements in raw material prices, they may enjoy a competitive advantage in their end product markets.

     Most other raw materials are generally available in the marketplace and First Brands believes that it has contracts and commitments, or a readily available source of supply, to meet its anticipated needs in all major product areas.

EMPLOYEES

     First Brands currently employs approximately 4,800 persons worldwide, of which about 3,300 are in the United States. The Company's employees are not unionized with the exception of approximately 525 hourly workers at one domestic plastic wrap and bag plant who are represented by the United Paperworkers International Union ('UPI Union'), and approximately 600 international employees. The contract with the UPI Union runs through November, 1999. The Company has not experienced any significant interruptions or curtailments of operations due to labor disputes, and considers its labor relations to be satisfactory.

COMPETITION

     First Brands operates in highly competitive markets where success is dependent upon brand recognition, product innovation and performance, and price. In several instances, the competitors are larger, more integrated companies with greater financial resources than First Brands.

ENVIRONMENTAL MATTERS

     Certain of the Company's operations are subject to federal, state and local environmental laws and regulations which impose limitations on the discharge of pollutants into the air and water and establish standards for the treatment, storage and disposal of solid and hazardous wastes. During fiscal 1997, 1996 and 1995, First Brands made expenditures of approximately $1,818,000, $1,330,000, and $2,950,000, respectively, for environmental compliance at its facilities, and currently estimates that it will make expenditures for environmental compliance of approximately $1,800,000 in fiscal 1998. The Company believes that it is in substantial compliance with all applicable environmental laws and regulations.

RESEARCH AND DEVELOPMENT

     To enhance market share and facilitate growth, the Company continually strives for product innovations and improvements. Through research and development, management is committed to developing process technologies and new products which are critical to the Company's objective of providing high quality, innovative consumer products at costs which the Company believes are equal to or less than those of its competitors. The Company spent $5,043,000, $4,789,000, and $4,941,000 during fiscal 1997, 1996 and 1995, respectively, on research and development. Included in these figures were expenditures relating to the divested Prestone Business of $498,000, for fiscal year 1995. In addition to state-of-the-art equipment and facilities, each business has its own Research and Development Director and research staff to focus on its business opportunities.

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

ITEM 2 -- PROPERTIES

     First Brands uses various owned or leased plants, technical facilities, warehouses, distribution centers and offices in the United States, Puerto Rico, Australia, New Zealand, Canada, South Africa, Zimbabwe, Hong Kong, China, Mexico, the United Kingdom, Spain and the Philippines. The Company's world headquarters is located in Danbury, Connecticut.

     First Brands believes current facilities, together with planned expenditures for normal maintenance, capacity and technological improvements, will provide adequate production capacity to meet expected demand for its products. Management believes that First Brands' properties and those of its subsidiaries are in good operating condition and are suitable for the purposes for which they are being used.

     Listed below are the principal manufacturing facilities operated by First Brands and its consolidated subsidiaries worldwide during fiscal 1997:

           LOCATION                     CITY                  PRINCIPAL PRODUCTS
-------------------------------   ----------------  ---------------------------------------
Domestic
     Arkansas*                    Rogers            Plastic wrap and bags
     California                   Bell              Plastic bags
     California                   Taft              Cat litter
     Georgia                      Cartersville      Plastic wrap and bags
     Georgia                      Wrens             Cat litter
     Illinois                     West Chicago      Plastic bags
     Kansas                       Spring Hill       Cat litter
     Mississippi                  Tupelo            Plastic bags
     New Jersey                   Paulsboro         Auto specialty products
     Ohio                         Akron             Fire starters and fire logs
     Ohio                         Painesville       Auto specialty products
     Vermont                      Rutland           Plastic bags
     Virginia*                    Amherst           Plastic wrap and bags
International
     Australia                    Sydney            Plastic wrap and bags
     Canada                       Orangeville       Plastic wrap and bags
     China                        Conghua           Plastic wrap and bags
     New Zealand                  Auckland          Plastic wrap and bags
     Philippines                  Manila            Auto specialty products
     South Africa                 Babelegi          Plastic film products
     South Africa                 Cape Town         Plastic film products
     Wales                        Rassau            Auto specialty products
     Zimbabwe                     Harare            Plastic film products

------------

* The Company has entered into agreements for the sale and leaseback of certain production equipment at its domestic plastic wrap and bag facilities. The Company retained the ownership of the real property and certain personal property at each site but has leased such real property or granted easements appurtenant thereto for 10-year terms to the facility lessor at the Arkansas plant who, in turn, has agreed to have the Company operate and maintain such real property and equipment facilities and has sublet such real property back to the Company during the term of the facility lease. Subsequent to year end, the Company repurchased all previously leased equipment at its Amherst Virginia facility. See Notes 10 and 11 to the Company's Consolidated Financial Statements.

     Domestically, the West Chicago, Illinois, Bell, California and Akron, Ohio plants are leased facilities, with terms which expire between 1999 and 2002. Internationally, the New Zealand, Philippine, South African, Welsh and Zimbabwian production facilities are leased from third parties, with lease terms expiring between 1997 and 2016. The Philippine subsidiary, whose lease expires in 1997, has contracted for the construction of a new facility (which is expected to be completed in December, 1997) with a 10 year lease term. All other production plants are owned by the Company or its wholly-owned subsidiaries.

     First Brands maintains research and development facilities for its home products and litter businesses in Willowbrook, Illinois, and for its automotive products in Danbury, Connecticut; both facilities are under lease with terms expiring in 2008 and 1997, respectively. The Company has contracted for the construction of a new automotive research and development facility in Brookfield, Connecticut. Upon its completion, which is expected in September of 1997, the Company has committed to a fifteen year lease. In addition to the properties referenced above, First Brands maintains numerous domestic and international administrative and sales offices and warehouses. The majority of these premises are either leased under relatively short-term leases or owned.

ITEM 3 -- LEGAL PROCEEDINGS

     The Company is subject to various claims and contingencies related to lawsuits, taxes, environmental and other matters arising out of the normal course of business. Management believes that the ultimate liability, if any, arising from these and other claims and contingencies is not likely to have a material adverse effect on the Company's annual results of operations or financial condition.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     None

                                    PART II

ITEM 5 -- MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded on the New York, Philadelphia, Midwest and Pacific Stock Exchanges under the symbol 'FBR'. On February 5, 1996, the Company effected a two-for-one stock split, in the form of a 100 percent stock dividend. The following table, which has been restated to reflect the two-for-one stock split, sets forth the high and low sales price per share of the Common Stock during the fiscal periods indicated as reported by the NYSE and the dividend per share paid during such fiscal periods. The approximate number of holders of Common Stock of record as of June 30, 1997 was 653.

                                                                                      HIGH                   LOW         DIVIDEND
                                                                                      --------------    -------------    --------

Fiscal 1997
     First Quarter.................................................................   27 1/2            21                 .0625
     Second Quarter................................................................   29 3/8            26                 .0800
     Third Quarter.................................................................   28 3/8            23 1/2             .0800
     Fourth Quarter................................................................   26 5/8            20 1/8             .0800

Fiscal 1996
     First Quarter.................................................................   22 5/8            19 3/4             .0500
     Second Quarter................................................................   23 15/16          21 5/16            .0625
     Third Quarter.................................................................   29 1/2            23                 .0625
     Fourth Quarter................................................................   28 1/4            24                 .0625

     The amount of cash dividends on common stock which may be paid by the Company is limited by the restrictions under its credit agreement. See Note 10 to the Company's Consolidated Financial Statements.

ITEM 6 -- SELECTED FINANCIAL DATA


The following table includes selected financial data for the five years ended June 30, 1997 that are derived from and more fully described in the Consolidated Financial Statements and Notes.

                                                                        Years Ended (1)
------------------------------------------------------------------------------------------------------------------
                                                        JUNE 30, June 30,  June 30,     June 30,      June 30,
(Dollars in millions, except per share amounts)           1997     1996      1995        1994          1993
------------------------------------------------------------------------------------------------------------------
Net sales                                              $1,119.9  $1,073.0  $1,036.5   $1,086.3      $1,041.9
Operating expenses (2)                                    981.8     928.8     901.2      935.5         904.1
Amortization and other depreciation                        13.5      15.6      16.5       20.3          19.1
Restructuring expense (3)                                  19.0      --        --         --            --
Interest expense and amortization of debt discount
   and expense                                             20.4      17.5      18.8       22.4          25.6
Discount on sale of receivables (4)                         4.0       4.0       4.0        4.3           4.1
Other income (expense), net (5)                             2.1       1.8     (21.2)      (0.1)          0.1
Income before extraordinary item (6)                       50.8      65.1      43.2       60.1          52.7
Net income                                             $   50.2  $   65.1  $   38.7   $   60.1      $   52.7

------------------------------------------------------------------------------------------------------------------
Per common and common equivalent share (7):

   Income before extraordinary item                    $   1.22  $   1.53  $   1.01   $  1.36       $   1.20
   Net income                                          $   1.20  $   1.53  $   0.91   $  1.36       $   1.20
Cash dividends per common share (7)                    $   0.30  $   0.24  $   0.19   $  0.15       $   0.10
------------------------------------------------------------------------------------------------------------------
Total assets                                           $1,053.6  $  860.9  $  839.9   $ 814.0       $  830.2
Long-term debt (including current maturities) (8)      $  383.3  $  199.5  $  167.2   $ 153.5       $  231.3
------------------------------------------------------------------------------------------------------------------

(1) Fiscal 1997 results include the operations for the NationalPak business since its acquisition in March, 1997. Results for fiscal 1996 reflects three months of operations for the Forest Technology business, which was acquired in March, 1996. Fiscal 1995 results include the operations of the acquired JONNY CAT and Multifoil businesses for twelve and two months, respectively. On August 26, 1994, the Company sold the Prestone antifreeze/coolant and car care business ("the Prestone business"), accordingly results for fiscal 1995 include only eight weeks of operations for the Prestone business (See Note 3 to the Company's Consolidated Financial Statements).

(2) Operating expenses include that portion of depreciation expense associated with the production of inventory.

(3) During fiscal 1997, the Company announced a restructuring plan that is primarily composed of the closing of a distribution and office facility and an early retirement program. A provision of $19.0 million was made to cover the cost of closing and disposing of the facility and personnel expenses associated with the retirement program (See Note 2 to the Company's Consolidated Financial Statements).

(4) Reflects costs associated with the sale of a fractional ownership interest in the Company's accounts receivable (See Note 4 to the Company's Consolidated Financial Statements).

(5) Other income (expense), net, for the year ended June 30, 1995 includes a $20.4 million charge relating to the write-off of assets and the costs associated with litigation proceedings and settlements pertaining to the Company's formerly operated mobile recycling business. Also included is the gain associated with the sale of the Prestone business and the loss on the disposal of the Company's automotive service centers (See Note 15 to the Company's Consolidated Financial Statements).

(6) Income before extraordinary item excludes the premium and the write-off of unamortized issuance costs related to the repurchase of subordinated debt, net of taxes, for the years ended June 30, 1997 and 1995 (See Note 10 to the Company's Consolidated Financial Statements).

(7) All per share figures have been retroactively restated to reflect the two-for-one stock split that was effective February 5, 1996 (See Notes 1 and 12 to the Company's Consolidated Financial Statements). Net income per common share and common equivalent share has been computed using the weighted average number of common shares and common share equivalents outstanding for each period.

(8) Long-term debt excludes other long-term obligations and long-term operating lease commitments (See Notes 10 and 11 to the Company's Consolidated Financial Statements).

ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the consolidated results of operations for the fiscal years ended June 30, 1997 and 1996 and the financial condition at June 30, 1997 should be read in conjunction with the Consolidated Financial Statements and Notes thereto of First Brands.

FISCAL YEAR ENDED JUNE 30, 1997 COMPARED TO FISCAL YEAR ENDED JUNE 30, 1996

The following table sets forth the components of income and expense for the two years ended June 30, 1997, on a dollar and percentage basis.

                                                                       JUNE 30, 1997         June 30, 1996
                                                                  IN THOUSANDS  PERCENT  In Thousands  Percent
--------------------------------------------------------------------------------------------------------------
Net sales                                                           $1,119,898   100.0%    $1,073,022   100.0%

Cost of goods sold (including depreciation and rent expense)           713,686    63.7        687,103    64.0
--------------------------------------------------------------------------------------------------------------
Gross profit                                                           406,212    36.3        385,919    36.0
Selling, general and administrative expenses                           268,086    23.9        241,711    22.5
Amortization and other depreciation                                     13,478     1.3         15,607     1.5
Restructuring expense                                                   19,000     1.7             --      --
Interest expense and amortization of debt discount and expenses         20,383     1.8         17,546     1.6
Discount on sale of receivables                                          3,992     0.4          3,963     0.4
Other income (expense), net                                              2,125     0.2          1,827     0.2
--------------------------------------------------------------------------------------------------------------
Income before provision for income taxes and extraordinary item         83,398     7.4        108,919    10.2
Provision for income taxes                                              32,533     2.9         43,819     4.1
--------------------------------------------------------------------------------------------------------------
Income before extraordinary item                                        50,865     4.5         65,100     6.1
Extraordinary loss relating to the repurchase of subordinated
   debt, net of taxes                                                     (633)   (0.0)            --      --
--------------------------------------------------------------------------------------------------------------
Net income                                                          $   50,232     4.5%    $   65,100     6.1%
--------------------------------------------------------------------------------------------------------------

   Sales for the fiscal year ended June 30, 1997 were $1,119,898,000, 4% above the prior year's sales of $1,073,022,000. Excluding the effect of acquisitions and divestitures, sales for fiscal 1997 were slightly ahead of last year.

   Sales in the household products business increased due to a full year of sales from the new fire log and fire starter business, strong export sales (primarily to Japan), higher international sales (resulting from the recently acquired NationalPak business) and a slight increase in domestic unit volumes and sales. Internationally, increased sales resulting from the aforementioned NationalPak acquisition were partially offset by lower Canadian sales as well as unfavorable exchange rates, primarily in South Africa. Sales of automotive products (excluding sales from the Company's discontinued contract packaging and other divested businesses) declined slightly during fiscal 1997 due to a soft domestic retail market and an inventory reduction program instituted by the Company's largest customer. Pet product sales dollars and quantities increased as a result of continued market share growth and product introductions.

   Cost of goods sold in fiscal 1997 was $713,686,000 compared to $687,103,000 in fiscal 1996. The 4% increase in costs primarily reflects higher volume sales and increased polyethylene costs. Gross profit for the year was $406,212,000 (36% of sales), 105% of last year's $385,919,000 (36% of sales). Gross profit dollars increased during the year due to higher sales volumes, while the gross margin percentage was maintained between years as manufacturing efficiencies and product mix offset increased raw material costs.

   Selling, general and administrative expenses of $268,086,000 was 11% above last year's $241,711,000. Increased spending in the domestic businesses reflected marketing initiatives aimed at supporting new product introductions, expanded distribution and line extensions. Internationally, excluding the recent acquisition, spending in the current year was down slightly as marketing programs were cut back to offset lower sales. Overhead increases also reflected the Company's new Australia and New Zealand businesses, as well as the first full year of operations of the new fire starter and fire log business.

   Amortization and other depreciation expense of $13,478,000 was 86% of last year's $15,607,000. The lower expense for the year reflects the impact of assets that were fully amortized during the prior fiscal year. Amortization expense largely relates to intangibles recorded in 1986 when the Company acquired its businesses from Union Carbide, as well as subsequent business acquisitions. The after-tax amounts for amortization expense on a per share basis were $0.17 and $0.19 in fiscal 1997 and 1996, respectively, a portion of which is not deductible for income tax purposes. Interest expense of $20,383,000 was 116% of last year's $17,546,000, primarily due to borrowing costs associated with the NationalPak acquisition and higher average borrowings during the current year, which were partially offset by lower rates. Interest expense also includes the amortization of various financing and legal costs that were incurred in the issuance of Company debt. The discount on sale of receivables reflects the costs associated with the sale of a fractional ownership interest, without recourse, in a defined pool of the Company's eligible trade accounts receivable.

   Restructuring expense in 1997 relates to the Company's $19,000,000 charge ($11,590,000 after taxes, or $0.28 per share) for initiatives aimed at streamlining certain operating and administrative functions, reducing costs and improving operating efficiencies. The charge is composed of employee related costs, primarily an early retirement package, as well as asset write-downs and disposals, mainly of a distribution facility and adjacent office center. The Company expects that the restructuring program will be completed by December, 1998.

   Other income (expense), net in 1997 primarily reflects the gain associated with the early repayment of a long-term note receivable along with interest income from the note that was partially offset by foreign exchange losses and other one-time non-operating expenses. In 1996, other income (expense), net primarily reflected accrued interest that was reversed as a result of a tax audit settlement and interest income received on a long-term note receivable.

   The Company's effective tax rate for fiscal 1997 was 39.5% compared to 40.2% in fiscal 1996, reflecting higher favorable permanent tax differences, a lower blended state tax rate and the inclusion of more international income taxed at rates lower than the U.S. The provision for income taxes of $32,533,000 was 74% of 1996's $43,819,000 because of reduced pre-tax earnings and the lower effective tax rate.

   The extraordinary loss of $633,000 or $0.02 per share resulted from the costs associated with the repurchase of the Company's previously outstanding $100,000,000 91/8% Senior Subordinated Notes.

   Inflation was not considered to be a significant factor in the Company's operations during fiscal 1997.

   In February, 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." This statement simplifies the standards for computing earnings per share ("EPS") previously found in Accounting Principles Board Opinion No. 16 "Earnings per Share," and makes them comparable to international EPS standards. SFAS No. 128 replaces primary EPS with basic EPS, and requires dual presentation of basic and diluted EPS on the face of the income statement for all companies with complex capital structures. The pronouncement becomes effective for financial statements for fiscal periods ending after December 15, 1997, including interim periods; early application is not permitted.

   In June, 1997, the FASB issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way companies report information about operating segments in annual and interim financial reports to shareholders. It also establishes standards for related disclosures about products, geographic areas and major customers. This statement is effective for periods beginning after December 15, 1997.

FISCAL YEAR ENDED JUNE 30, 1996 COMPARED TO FISCAL YEAR ENDED JUNE 30, 1995

The following table sets forth the components of income and expense for the two years ended June 30, 1996, on a dollar and percentage basis.

                                                                       JUNE 30, 1996         June 30, 1995
                                                                  IN THOUSANDS  PERCENT  In Thousands  Percent
--------------------------------------------------------------------------------------------------------------
Net sales                                                           $1,073,022   100.0%    $1,036,515   100.0%

Cost of goods sold (including depreciation and rent expense)           687,103    64.0        645,886    62.3
--------------------------------------------------------------------------------------------------------------
Gross profit                                                           385,919    36.0        390,629    37.7
Selling, general and administrative expenses                           241,711    22.5        255,283    24.6
Amortization and other depreciation                                     15,607     1.5         16,499     1.6
Interest expense and amortization of debt discount and expenses         17,546     1.6         18,819     1.8
Discount on sale of receivables                                          3,963     0.4          3,979     0.4
Other income (expense), net                                              1,827     0.2        (21,225)   (2.1)
--------------------------------------------------------------------------------------------------------------
Income before provision for income taxes and extraordinary item        108,919    10.2         74,824     7.2
Provision for income taxes                                              43,819     4.1         31,634     3.1
--------------------------------------------------------------------------------------------------------------
Income before extraordinary item                                        65,100     6.1         43,190     4.1
Extraordinary loss relating to the repurchase of subordinated
   debt, net of taxes                                                       --      --         (4,493)   (0.4)

--------------------------------------------------------------------------------------------------------------
Net income                                                          $   65,100     6.1%    $   38,697     3.7%
--------------------------------------------------------------------------------------------------------------

   Sales for the fiscal year ended June 30, 1996 were $1,073,022,000, 4% above fiscal 1995's sales of $1,036,515,000. Excluding sales from the Prestone business, which was sold on August 26, 1994, sales increased 7% over fiscal 1995.

   Increased sales in the plastic wrap and bag business resulted from higher unit volumes and a better product mix, as well as strong international sales. Strong sales of premium products led the increase in domestic sales, while increases in the international business primarily reflected higher sales in Canada as well as a full year of operations from the Company's South African subsidiary, which was acquired in late fiscal 1995. Sales of automotive and specialty appearance products, excluding sales from the Company's discontinued contract packaging business and automotive service centers, were slightly below fiscal 1995's level reflecting decreases in both the domestic and international market (primarily Mexico), due to market softness. Pet product sales dollars and quantities increased due to continued market and share growth as well as distribution gains.

   Cost of goods sold in fiscal 1996 was $687,103,000, 106% of fiscal 1995's $645,886,000. The increased costs during fiscal 1996 reflects higher volume sales and increased polyethylene costs. Gross profit for the year was $385,919,000 (36% of sales), 99% of fiscal 1995's $390,629,000 (38% of sales).
Excluding the fiscal 1995 profit associated with the Prestone business, gross profit for the year was 102% of 1995's $380,113,000 (38% of sales). The higher gross profit dollars resulted from higher sales volumes while the lower gross margin primarily reflects the increased raw material costs and higher trade promotions in certain product lines.

   Selling, general, and administrative expenses of $241,711,000 was 95% of fiscal 1995's $255,283,000. Excluding the Prestone business, fiscal 1995 expenses were $247,443,000, 2% above fiscal 1996. The lower spending level in fiscal 1996 reflects reductions in selected marketing programs for both the plastic wrap and bag and automotive segments, which were partially offset by higher spending in the pet products business. Reductions in marketing programs were instituted to offset the higher raw material costs and higher trade promotions incurred during fiscal 1996. Selling and marketing expenditures increased in the cat litter business as the Company continued to support the sales growth and distribution gains with new marketing programs.

   Amortization and other depreciation expense of $15,607,000 for fiscal 1996 was 95% of 1995's $16,499,000. Excluding amortization and depreciation expenses associated with the Prestone business, fiscal 1995 expense was $15,887,000. Amortization expense largely relates to intangibles recorded in 1986 when the Company acquired its businesses from Union Carbide, as well as subsequent business acquisitions. The after-tax amounts for amortization expense on a per share basis were $0.19 and $0.21 in fiscal 1996 and 1995, respectively, a portion of which is not deductible for income tax purposes. Fiscal 1996 interest expense of $17,546,000 was 93% of 1995's $18,819,000 due to lower interest rates. Interest expense also includes the amortization of various financing and legal costs that were incurred in the issuance of Company debt. Discount on sale of receivables reflects the costs associated with the sale of a fractional ownership interest, without recourse, in a defined pool of the Company's eligible trade accounts receivable.

   Other income (expense), net in 1996 primarily reflects accrued interest that was reversed as a result of a tax audit settlement and interest income received on a long-term note receivable. In 1995, other income (expense), net reflects a $20,350,000 charge relating to the write-off of assets and the estimated costs associated with litigation proceedings and settlements pertaining to the Company's formerly operated mobile antifreeze recycling business. Also included in 1995 was the gain on the sale of the Prestone business and a loss on the disposal of the Company's automotive service centers.

   The Company's effective tax rate was 40% for fiscal 1996 compared to 42% for 1995, reflecting higher favorable permanent tax differences in 1996. The provision for income taxes of $43,819,000 was 139% of 1995's $31,634,000 due to higher pre-tax earnings.

   Inflation was not considered to be a significant factor in the Company's operations during fiscal 1996.

FINANCIAL CONDITION

At June 30, 1997 worldwide credit facilities in place aggregated $422,521,000 of which $183,543,000 was available but unused. Excluding any leased asset or stock repurchases, the Company expects to repay up to $60,000,000 on these credit facilities over the next twelve months by utilizing positive cash flow generated by its operations. The Company also has the option to sell up to $100,000,000 of fractional ownership interest, without recourse, in a defined pool of eligible accounts receivable. As of June 30, 1997, $85,000,000 had been sold (See Note
4). As of June 30, 1996, the Company had long-term debt outstanding of $380,467,000. Principal payments due on long-term debt (including current maturities) total $32,053,000 for the five-year period beginning July 1, 1997.

   During fiscal 1997, the Company repurchased, at par value, all of its outstanding $100,000,000 91/8% Senior Subordinated Notes. The costs associated with the repurchase are reflected as an extraordinary loss, net of taxes, of $633,000. The funds to repurchase this debt came from operating cash flows and the issuance of $150,000,000 71/4% Senior Notes, which become due in 2007.

   To balance its exposure to fluctuations in interest rates, foreign currencies and polyethylene resin pricing, the Company periodically enters into interest rate swaps and foreign currency and raw material contracts. At June 30, 1997 the Company was party to two interest swap agreements, one with a notional amount of $50,000,000, which will expire in August, 1997 and a second with a notional amount of $11,300,000, which will mature in 2002. The Company has entered into a contract to fix the price of approximately 20% of its polyethylene resin requirements for its domestic GLAD plastic wrap and bag business through December 31, 2000. To reduce its foreign exchange risk, the Company entered into foreign currency contracts that will limit the impact of exchange rate fluctuations resulting from anticipated inventory purchases and intercompany transactions. (See Note 9).

   Capital expenditures, including capitalized interest, were $41,379,000 during fiscal 1997, and $42,293,000 in fiscal 1996. The additions to property, plant and equipment relate to the Company's emphasis on continued enhancements in product quality, reductions in manufacturing costs, product development and technology improvements. During fiscal 1997, the Company also acquired previously leased equipment totaling $22,320,000.

   The Company's fiscal 1998 plan reflects capital expenditures and associated capitalized interest of approximately $42,500,000 and fixed payments (interest, principal, receivable financing costs and lease payments) of approximately $47,000,000.

   The Company's debt agreements have restrictions on the Company's ability to incur certain indebtedness; however, based on its working capital requirements, the current availability under its credit facilities, and its ability to generate positive cash flows from operations, the Company does not believe that such limitations will have a material effect on the Company's long-term liquidity. The Company believes that it will have the funds necessary to meet all of its above described financing requirements and all other fixed obligations. Should the Company undertake strategic acquisitions, requiring funds in excess of its internally generated cash flow, it might be required to incur additional debt.

   Certain of the Company's operations are subject to federal, state and local environmental laws and regulations which impose limitations on the discharge of pollutants into the air and water and establish standards for the treatment, storage and disposal of solid and hazardous wastes. The Company believes that it is in compliance with all applicable environmental laws and regulations.

   Certain forward-looking statements are contained within this report, reflecting management's current estimate of future events. These forward-looking statements are based on many assumptions, primarily related to the Company's expected operating performance. Any variance from these assumptions may result in significantly different results. There can be no assurance that future developments will be in accordance with these estimates and assumptions.

ITEM 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and related documents of the Company and the financial statement schedule of the Company and related documents are included in Part IV, Item 14, of this Report.

ITEM 9 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The principal executive officers and directors of the Company are as follows:

                    NAME                       AGE            POSITION HELD WITH THE CORPORATION
--------------------------------------------   ---   ----------------------------------------------------
William V. Stephenson(4,5)..................   56    Chairman, President, Chief Executive Officer and
                                                       Director
Thomas H. Rowland(4)........................   52    Executive Vice President, President Home Products
                                                       and Director
Donald A. DeSantis..........................   47    Senior Vice President, Chief Financial Officer and
                                                       Treasurer
James S. Gracie.............................   39    Vice President, President of First Brands
                                                       International, Inc.
Mark E. Haglund.............................   46    Vice President, President of STP Products Inc.
Patrick J. O'Brien..........................   41    Vice President, President of A&M Products Inc.
Ronald F. Dainton...........................   58    Vice President, Human Resources
Joseph B. Furey.............................   51    Vice President, Controller and Secretary
Einar M. Rod................................   45    Vice President and General Counsel
A. R. (Bud) McClellan.......................   43    Assistant Controller and Assistant Secretary
Richard J. Mosback..........................   44    Assistant Treasurer
Alfred E. Dudley(4*,5)......................   69    Director
John C. Ferries(2,3)........................   59    Director
James R. Maher(2,3).........................   47    Director
James R. McManus(1,5).......................   63    Director
Denis Newman(3*,4)..........................   67    Director
Ervin R. Shames(1*,5).......................   57    Director
Robert G. Tobin(1,2*).......................   59    Director

------------

 * Denotes Chairman of Committee

(1) Member, Compensation Committee

(2) Member, Pension Committee

(3) Member, Audit Committee

(4) Member, Executive Committee

(5) Member, Nominating Committee

                            ------------------------

     The Certificate of Incorporation provides for the classification of the Board of Directors into three classes of membership with terms expiring on different Annual Meeting dates. Approximately one-third of the members of the Board of Directors are nominated each year to serve as directors for a term of three years. Directors are elected at the Annual Meeting of Stockholders for the terms specified and continue in office until their respective successors have been elected and have qualified. The terms of office of Messrs. Ferries, Maher, Stephenson and Tobin expire at the Annual Meeting of Stockholders in October, 1997, the terms of office of Messrs. Newman and Shames expire at the Annual Meeting of Stockholders in October, 1998, and the terms of office of Messrs. Dudley, McManus and Rowland expire at the Annual Meeting of Stockholders in October, 1999. On June 5, 1997, Mr. Dwight C. Minton resigned from the Board of Directors and the Board elected Mr. John C. Ferries to fill the vacancy. Executive officers and key employees are elected annually by, and serve at the pleasure of, the Board of Directors. There are no family relationships between any directors, executive officers or key employees of First Brands.

     Mr. Stephenson became Chairman of the Board on January 1, 1997. He has been President and Chief Executive Officer of the Company since September 1, 1994. He was President and Chief Operating Officer from August, 1992 to September, 1994.

     Mr. Rowland was elected President of Himolene Incorporated, a wholly owned subsidiary of the Company on June 1, 1989. He was elected Executive Vice President of the Company on August 11, 1992, and simultaneously was appointed President of the Home Products Division. On November 1, 1996 he was elected a Director of the Company.

     Mr. DeSantis was elected Chief Financial Officer and Treasurer of the Company on June 19, 1986. He relinquished the title of Treasurer on November 17, 1987 and was elected Vice President on May 26, 1988 and Senior Vice President on November 5, 1993. He re-assumed the title of Treasurer on August 9, 1994.

     Mr. Gracie was elected Vice President on August 6, 1997 and simultaneously appointed President of First Brands International, Inc. He is also Chief Executive Officer of First Brands (Canada) Corporation. He was Senior Vice President, First Brands International from May, 1996 until August, 1997. Prior to that he was CEO and President of First Brands (Canada) Corporation from November, 1994 to May, 1996. He was Vice President, Home Products in Canada, from March 1993 to October 1994. Mr. Gracie was Marketing Manager -- Home Products in Canada from October 1990 to February 1993.

     Mr. Haglund was appointed Vice President of Marketing for the Automotive Products Division in March, 1992. He was appointed President of STP Products, Incorporated on September 1, 1995, after serving as Senior Vice President and General Manager since August 1, 1994. He was elected Vice President of the Company on October 27, 1995.

     Mr. O'Brien was appointed President of A&M Products, Incorporated on September 1, 1995, after serving as Vice President and General Manager since May, 1992. He was elected Vice President of the Company on October 27, 1995.

     Mr. Dainton was Director of Employee Relations at First Brands from 1986 to 1989; he was elected Vice President, Human Resources of the Company on May 24, 1989.

     Mr. Furey was elected Controller and Assistant Secretary of the Company on June 19, 1986, and Vice President on November 5, 1993. He resigned as Assistant Secretary and was elected Secretary on January 20, 1995.

     Mr. Rod became General Counsel to the Company on May 20, 1996. He was previously an attorney with PepsiCo, Inc. a manufacturer and distributor of consumer products and provided legal counsel to PepsiCo's divisions, Pepsi-Cola North America and Pepsi-Cola International since before 1991. He was elected Vice President effective June 1, 1997.

     Mr. McClellan served as Director of Accounting from 1992 to 1995. He was elected Assistant Controller on January 20, 1995 and was elected Assistant Secretary on January 26, 1996.

     Mr. Mosback served as Manager of Internal Audits from 1986 to 1992. He became Director of Finance and Internal Audits in 1993 and served in that capacity until January, 1995. He was elected Assistant Treasurer on January 20, 1995.

     Mr. Dudley was elected Chairman and Chief Executive Officer on June 19, 1986. He relinquished the title of Chief Executive Officer effective September 1, 1994 and the title of Chairman on January 1, 1997. He has been a Director of the Company since June 19, 1986.

     Mr. Ferries has been Executive Vice President of DMB&B Inc., an advertising agency, since mid-1997, and was President of DMB&B Americas from 1993 to 1997. Prior to that, Mr. Ferries served as President of DMB&B's Asia-Pacific and Africa regions from 1991 to 1993. Mr. Ferries is on the Board of Directors of DMB&B Inc. and its Executive Committee. He was elected a Director of the Company on June 5, 1997.

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

     Mr. McManus has been Chairman, Chief Executive Officer and founder of Marketing Corporation of America, a marketing services firm, since prior to 1986. He also serves on the Board of Au Bon Pain, Inc. On February 1, 1994, Mr. McManus resigned as President and Chief Executive Officer of Business Express, Inc. a regional airline operating in the Northeastern United States. On January 22, 1996, a petition for Chapter IX Bankruptcy Protection was filed against Business Express in Federal Court in Manchester, New Hampshire by Saab Aircraft of America and two of its operating subsidiaries. He was elected a Director of the Company on November 18, 1986.

     Mr. Newman has been a Managing Director of MidMark Associates, Inc., a private investment firm since December, 1989. He also serves as a director of Clearview Cinema Group, Inc. He was elected a Director of the Company on May 30, 1986.

     Mr. Shames has been Chairman of Select Comfort Corporation, a mattress manufacturer and retailer, since April, 1996 and was appointed Visiting Lecturer at the University of Virginia's Darden Graduate School of Business in September, 1996. He was a private investor and consultant from January, 1995 to April, 1996. He was President and Chief Executive Officer of Borden, Inc., a consumer products manufacturer, from December, 1993 to January, 1995, and was President and Chief Operating Officer of Borden, Inc. from July, 1993 until December, 1993. Mr. Shames was Chairman and Chief Executive Officer of The Stride Rite Corporation, a footwear manufacturer, from June, 1992 to July, 1993. He was elected a Director of the Company on May 28, 1987.

     Mr. Tobin has been Chairman and Chief Executive Officer of The Stop & Shop Supermarket Companies, Inc. and The Stop & Shop Supermarket Company, a retail food company, since January, 1995. He was President and Chief Executive Officer of The Stop & Shop Supermarket Company from May, 1994 to January, 1995. He was President and Chief Operating Officer of The Stop & Shop Supermarket Companies, Inc. and The Stop & Shop Supermarket Company, a wholly owned subsidiary, since March 1993 and November 1989, respectively. He was elected a Director of the Company on September 6, 1991.

ITEM 11 -- EXECUTIVE COMPENSATION

     Incorporated by reference to the section entitled 'Executive Compensation' in the Company's Proxy Statement, dated September 22, 1997, for its 1997 Annual Meeting of Stockholders.

ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated by reference to the section entitled 'Beneficial Ownership of Voting Securities' in the Company's Proxy Statement, dated September 22, 1997, for its 1997 Annual Meeting of Stockholders.

ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

                                    PART IV

ITEM 14 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1) Financial Statements

                                                                                                 PAGE
                                                                                                 ----

        Report of Management...................................................................    16
        Independent Auditors' Report...........................................................    16
        Consolidated Statements of Income -- For the Years Ended June 30, 1997, 1996 and
            1995...............................................................................    17
        Consolidated Balance Sheets -- June 30, 1997 and 1996..................................    18
        Consolidated Statements of Stockholders' Equity -- For the Years Ended June 30, 1997,
            1996 and 1995......................................................................    19
        Consolidated Statements of Cash Flows -- For the Years Ended June 30, 1997, 1996 and
            1995...............................................................................    20
        Notes to Consolidated Financial Statements............................................. 21-29

(a)    (2) Financial Statement Schedules
       Independent Auditors' Report On Schedules...............................................    30

        The following financial statement schedule of the Company as set forth below is filed with this Report on Form 10-K:

        Valuation and Qualifying Accounts (Schedule VIII) For the Years Ended June 30, 1997,
            1996 and 1995.....................................................................     31

       All other schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements or related Notes.

(a) (3) Exhibits -- See Exhibit Index on Pages 33-34 for exhibits filed with the Annual Report on Form 10-K, as submitted with the Securities and Exchange Commission.

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

First Brands Corporation and Subsidiaries

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


/s/ WILLIAM V. STEPHENSON                            /s/ DONALD A. DESANTIS
    W. V. Stephenson                                     D.A. DeSantis
    Chairman, President and Chief Executive Officer      Senior Vice President,
                                                         Chief Financial Officer
                                                         and Treasurer

August 1, 1997



INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
of First Brands Corporation:

We have audited the accompanying consolidated balance sheets of First Brands Corporation and subsidiaries as of June 30, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended June 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Brands Corporation and subsidiaries as of June 30, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1997, in conformity with generally accepted accounting principles.

                                                    /s/ KPMG PEAT MARWICK LLP
                                                        KPMG PEAT MARWICK LLP

New York, New York
August 1, 1997

First Brands Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended June 30, 1997, 1996, and 1995

(Dollars in thousands, except per share data)                                 1997         1996         1995
------------------------------------------------------------------------------------------------------------
Net sales                                                               $1,119,898   $1,073,022   $1,036,515
Cost of goods sold (including depreciation and rent expense of
   $38,785, $36,837 and $38,447)                                           713,686      687,103      645,886
Selling, general and administrative expenses                               268,086      241,711      255,283
Amortization and other depreciation                                         13,478       15,607       16,499
Restructuring expense (Note 2)                                              19,000           --           --
Interest expense and amortization of debt discount and expenses             20,383       17,546       18,819
Discount on sale of receivables (Note 4)                                     3,992        3,963        3,979
Other income (expense), net                                                  2,125        1,827      (21,225)
-------------------------------------------------------------------------------------------------------------
Income before provision for income taxes and extraordinary item             83,398      108,919       74,824
Provision for income taxes (Note 13)                                        32,533       43,819       31,634
-------------------------------------------------------------------------------------------------------------
Income before extraordinary item                                            50,865       65,100       43,190
Extraordinary loss relating to the repurchase of subordinated
   debt, net of taxes (Note 10)                                               (633)         --        (4,493)
-------------------------------------------------------------------------------------------------------------
Net income                                                              $   50,232   $   65,100   $   38,697
-------------------------------------------------------------------------------------------------------------
Per common and common equivalent share (Note 1)
   Income before extraordinary item                                     $     1.22   $     1.53   $     1.01
   Extraordinary item                                                        (0.02)          --        (0.10)
-------------------------------------------------------------------------------------------------------------
Net Income                                                              $     1.20   $     1.53   $     0.91
-------------------------------------------------------------------------------------------------------------
Weighted average common and common equivalent shares
   outstanding (Note 1)                                                 41,756,802   42,600,021   42,915,198
-------------------------------------------------------------------------------------------------------------



          See accompanying notes to the consolidated financial statements.

First Brands Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
June 30, 1997, and 1996



(Dollars in thousands, except per share amounts)                                                           1997                1996
------------------------------------------------------------------------------------------------------------------------------------
Assets
Current assets:
   Cash and cash equivalents                                                                        $     7,465         $     8,326
   Accounts and notes receivable (net of allowances for doubtful accounts and
     discounts of $6,842 and $6,036) (Note 4)                                                           137,380             125,126
   Inventories (Note 1)                                                                                 151,976             146,002
   Deferred tax assets (Note 13)                                                                         24,702              20,155
   Prepaid expenses                                                                                       7,551               4,662
------------------------------------------------------------------------------------------------------------------------------------
        Total current assets                                                                            329,074             304,271
   Property, plant and equipment (net of accumulated depreciation of $141,691
     and $111,401) (Notes 1, 5 and 11)                                                                  377,128             319,677
   Patents, trademarks, proprietary technology and other intangibles (net of
     accumulated amortization of $192,631 and $181,929) (Notes 1 and 6)                                 310,095             204,422
   Deferred charges and other assets (net of accumulated amortization
     of $52,029 and $50,965)                                                                             37,311              32,510
------------------------------------------------------------------------------------------------------------------------------------
            Total assets                                                                            $ 1,053,608         $   860,880
------------------------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Current liabilities:
   Notes payable (Note 7)                                                                           $     8,432         $     4,013
   Current maturities of long-term debt (Note 10)                                                         2,811                 116
   Accrued income and other taxes (Note 13)                                                               7,373               3,474
   Accounts payable                                                                                      61,877              61,168
   Accrued liabilities (Note 8)                                                                         104,201             110,522
------------------------------------------------------------------------------------------------------------------------------------
        Total current liabilities                                                                       184,694             179,293
   Long-term debt (Note 10)                                                                             380,467             199,355
   Deferred tax liability (Note 13)                                                                      74,058              66,300
   Other long-term obligations (Note 14)                                                                 20,325              16,050
   Deferred gain on sale of assets (Note 11)                                                                148               1,057
   Stockholders' equity (Notes 1 and 12):
     Preferred stock, $1 par value, 10,000,000 shares authorized; none issued                               --                  --
     Common stock, $0.01 par value, 120,000,000 shares authorized and 43,394,044 shares issued at June 30, 1997 and 50,000,000 shares authorized and
        43,140,586 shares issued at June 30, 1996                                                           434                 431
     Capital in excess of par value                                                                     130,994             126,432
     Cumulative foreign currency translation adjustment                                                 (12,455)             (9,321)
     Common stock in treasury, at cost; 3,355,000 shares at June 30, 1997 and
        1,490,000 shares at June 30, 1996                                                               (96,837)            (52,563)
     Retained earnings                                                                                  371,780             333,846
------------------------------------------------------------------------------------------------------------------------------------
        Total stockholders' equity                                                                      393,916             398,825
------------------------------------------------------------------------------------------------------------------------------------
            Total liabilities and stockholders' equity                                              $ 1,053,608         $   860,880
------------------------------------------------------------------------------------------------------------------------------------



        See accompanying notes to the consolidated financial statements.

First Brands Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended June 30, 1997, 1996 and 1995


                                                                             Cumulative
                                        Common Stock          Capital           Foreign
                               ---------------------------  In Excess          Currency
                                    Shares             Par     of Par       Translation       Retained       Treasury
(Dollars in thousands)          Outstanding          Value      Value        Adjustment       Earnings          Stock       Total
------------------------------------------------------------------------------------------------------------------------------------
Balance as of June 30, 1994      22,005,656    $       220   $   117,085    $    (4,542)   $   247,967             --  $   360,730
Cash dividends (Note 1)                  --             --            --             --         (8,015)            --       (8,015)
Exercise of stock options           140,358              1         3,400             --             --             --        3,401
Tax benefit related to the
   exercise of employee stock
   options                               --             --           429             --             --             --          429
Net income                               --             --            --             --         38,697             --       38,697
Purchase of treasury stock       (1,210,700)            --            --             --             --        (40,433)     (40,433)
Foreign currency translation
   adjustment                            --             --            --         (2,631)            --             --       (2,631)
-----------------------------------------------------------------------------------------------------------------------------------
Balance as of June 30, 1995      20,935,314    $       221   $   120,914    $    (7,173)   $   278,649      $ (40,433)   $ 352,178
Cash dividends (Note 1)                  --             --            --             --         (9,903)            --       (9,903)
Exercise of stock options           199,195              2         4,470             --             --             --        4,472
Tax benefit related to the
   exercise of employee stock
   options                               --             --         1,256             --             --             --        1,256
Net income                               --             --            --             --         65,100             --       65,100
Purchase of treasury stock         (279,300)            --            --             --             --        (12,130)     (12,130)
Foreign currency translation
   adjustment                            --             --            --         (2,148)            --             --       (2,148)
Two-for-one stock split          20,795,376            208          (208)            --             --             --           --
   (Notes 1 and 12)
----------------------------------------------------------------------------------------------------------------------------------
Balance as of June 30, 1996      41,650,586    $       431   $   126,432    $    (9,321)   $   333,846    $   (52,563)   $ 398,825
Cash dividends (Note 1)                  --             --            --             --        (12,298)            --      (12,298)
Exercise of stock options          253,458               3         3,350             --             --             --        3,353
Tax benefit related to the
   exercise of employee stock
   options                               --             --         1,212             --             --             --        1,212
Net income                               --             --            --             --         50,232             --       50,232
Purchase of treasury stock       (1,865,000)            --            --             --             --        (44,274)     (44,274)
Foreign currency translation
   adjustment                            --             --            --         (3,134)            --             --       (3,134)
-----------------------------------------------------------------------------------------------------------------------------------
Balance as of June 30, 1997      40,039,044    $       434   $   130,994    $   (12,455)   $   371,780    $   (96,837)   $  393,916
-----------------------------------------------------------------------------------------------------------------------------------



        See accompanying notes to the consolidated financial statements.

First Brands Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended June 30, 1997, 1996 and 1995


(In thousands)                                                                                   1997           1996           1995
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                                                               $  50,232      $  65,100      $  38,697
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                             41,448         38,282         36,467
     Restructuring expense                                                                     19,000             --             --
     Deferred income taxes                                                                      5,808         25,808          1,585
     Amortization of gain on sale/leaseback                                                      (909)        (1,580)        (1,551)
     Loss on disposal of automotive service centers, net of gain on sale
        of the Prestone business                                                                   --             --            792
     Loss on repurchase of subordinated notes                                                   1,048             --          7,463
   Change in non-cash current assets and liabilities, net of
    effect of businesses sold and acquired:
     (Increase) in accounts receivable                                                        (25,327)       (12,052)       (27,831)
     Decrease (increase) in inventories                                                         5,269         11,836        (23,009)
     (Increase) decrease in prepaid expenses                                                   (2,076)        (1,048)         2,252
     Increase (decrease) in accrued income and other taxes                                      3,899         (7,263)        (8,451)
     (Decrease) increase in accounts payable                                                   (9,016)       (10,937)        17,160
     (Decrease) increase in accrued liabilities                                               (16,036)       (36,171)        19,292
     Net change in current assets and current liabilities of businesses sold                       --             --        (20,718)
   Other changes                                                                               (2,869)        (3,687)        (6,176)
------------------------------------------------------------------------------------------------------------------------------------
   Total adjustments                                                                           20,239          3,188         (2,725)
------------------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                      70,471         68,288         35,972
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Capital expenditures                                                                       (41,379)       (42,293)       (47,029)
   Acquisition of leased assets                                                               (22,320)        (9,797)       (13,240)
   Acquisition of businesses, net of cash acquired                                           (160,210)       (32,255)       (52,568)
   Proceeds from sale of antifreeze and car care business, net of note received                    --             --        142,000
   Proceeds from sale of automotive service centers                                                --             --          5,326
   Retirements of plant and equipment                                                           1,109          1,072          1,494
   Purchase and installation of information system                                            (10,564)        (5,518)            --
------------------------------------------------------------------------------------------------------------------------------------
Net cash (used) provided by investing activities                                             (233,364)       (88,791)        35,983
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Increase in revolving credit facilities, net                                               134,346         35,000         56,300
   Increase (decrease) in other borrowings, net                                                 3,880         (3,835)           748
   Increase (decrease) in securitization of accounts receivable, net                           15,000         10,000        (40,000)
   Issuance of 7 1/4% senior subordinated notes, net of underwriting discount                 149,025             --             --
   Repurchase of 9 1/8% senior subordinated notes                                            (100,000)            --             --
   Repurchase of 13 1/4% subordinated notes                                                        --             --        (52,115)
   Proceeds from settlement of Prestone note receivable                                        13,000             --             --
   Proceeds from exercise of stock options                                                      3,353          4,472          3,401
   Purchase of common stock for treasury                                                      (44,274)       (12,130)       (40,433
   Dividends paid                                                                             (12,298)        (9,903)        (8,015)
------------------------------------------------------------------------------------------------------------------------------------
Net cash provided (used) by financing activities                                              162,032         23,604        (80,114)
------------------------------------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents                                             (861)         3,101         (8,159)
Cash and cash equivalents at beginning of year                                                  8,326          5,225         13,384
-----------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                                    $   7,465      $   8,326      $   5,225
------------------------------------------------------------------------------------------------------------------------------------




        See accompanying notes to the consolidated financial statements.

First Brands Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

First Brands Corporation and subsidiaries ("First Brands" or the "Company") engages in the development, manufacture, marketing and sale of consumer products sold under branded and private labels. Principal branded products include: GLAD and GLAD-LOCK (plastic wrap and bags); STP (oil and fuel additives and other specialty automotive appearance products); SCOOP AWAY, EVER CLEAN, EVERFRESH and JONNY CAT (cat litters) and STARTERLOGG and HEARTHLOGG (wood fire starters and fire logs).

BASIS OF PRESENTATION

The accompanying financial statements reflect the consolidated accounts of the Company for all periods presented. All material intercompany transactions and balances have been eliminated. To prepare financial statements in conformity with generally accepted accounting principles, management must make a number of assumptions and estimates which affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statement, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. All information presented is for a fiscal year, unless otherwise noted.

ACCOUNTING CHANGES

Effective July 1, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for Long-Lived Assets to Be Disposed Of," which had no material effect on the consolidated financial statements of the Company. The Company utilizes the undiscounted cash flow method to determine impairment in the carrying value of its long-lived assets. Measurement of an impairment loss is determined by reducing the carrying value of assets to fair value. Assets to be disposed of by sale or abandonment, as part of a plan committed to and approved by management, are recorded at the lower of the carrying value or the fair value less the cost to sell.

   In fiscal 1997, the Company adopted the provisions of SFAS No. 123 "Accounting for Stock-Based Compensation." SFAS No. 123 allows companies to either continue using the intrinsic value method permitted by Accounting Principles Board Opinion ("APB") No. 25 "Accounting for Stock Issued to Employees," or permits companies to measure employee stock compensation plans under a fair value based method of accounting. The Company has elected to continue using the measurement principles of APB No. 25 and to adopt the expanded disclosure requirements of SFAS No. 123.

INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method for substantially all inventories in the United States. In general, the average cost or FIFO method is used by the international operations.

   Inventories were comprised of the following as of June 30, 1997 and 1996:

(In thousands)                                            1997            1996
--------------------------------------------------------------------------------
Raw materials                                          $  34,518       $  28,549
Work in process                                            5,795           4,809
Finished goods                                           111,663         112,644
--------------------------------------------------------------------------------
Total                                                   $151,976        $146,002
--------------------------------------------------------------------------------

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are carried at cost. Expenditures for replacements are capitalized and the replaced assets are retired. Depreciation is calculated on a straight-line basis over the estimated useful lives of the respective assets for accounting purposes. The Company capitalizes interest on major fixed asset additions during construction. Interest capitalized totaled $1,864,000, $2,017,000 and $849,000 in 1997, 1996 and 1995, respectively.

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

RESEARCH AND DEVELOPMENT

Research and development expenditures are charged to expense as incurred. Expenditures were $5,043,000, $4,789,000 and $4,941,000 in 1997, 1996 and 1995,
respectively. Included in the 1995 figure are $498,000 of expenditures relating to the Prestone business (see Note 3).

INCOME AND DIVIDENDS PER SHARE

Net income per share is based on the weighted average number of shares of common stock and common stock equivalents outstanding. Outstanding stock options do not have a significant dilutive effect. On February 5, 1996, a two-for-one stock split of the Company's common stock was effected in the form of a 100 percent stock dividend. Accordingly, all historical weighted average share and per share amounts have been restated to reflect the stock split. Cash dividends for fiscal 1997 and 1996 were $0.30 and
                                       21

First Brands Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)



$0.24 per share, respectively. Cash dividends for the year ended June 30, 1995 were $0.38 per share on a pre-split basis and $0.19 per share on a post-split basis

Statement of Cash Flows

For purposes of the Statements of Cash Flows, the Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.

   Supplemental disclosure of cash flow information:

(In thousands)                  1997          1996      1995
--------------------------------------------------------------
Cash paid during the year for:
   Interest                     $18,821      $23,674     $18,947
   Income taxes                 $27,385      $34,380     $35,363
---------------------------------------------------------------

Interest payments during fiscal 1996 include $6,325,000 paid in settlement of an IRS audit.

Revenue Recognition

The Company recognizes revenue from product sales upon shipment to the customer.

Risk Management

The Company periodically enters into various hedging transactions to minimize the effect of fluctuations in currency exchange rates, raw material pricing and interest rates. The foreign currency forward contracts limit the Company's exposure to currency fluctuations associated with certain transactions, while raw material contracts stabilize a portion of the costs associated with the Company's resin purchases. Interest rate swaps allow the Company to better balance its interest rate exposure between fixed and floating interest rates. The Company does not hold or issue these financial instruments for trading purposes.

Foreign Currency Translation

The assets and liabilities of the international subsidiaries are translated to U.S. dollars using the exchange rates in effect at the balance sheet date. Results of operations are translated at the average monthly exchange rate. Resulting adjustments are recorded in a separate component of stockholders' equity as "Cumulative foreign currency translation adjustment."

Reclassification

Certain amounts for fiscal 1996 and 1995 have been reclassified to conform to the fiscal year 1997 classifications.

2. Restructuring

During the fourth quarter of fiscal 1997, the Company recorded a $19,000,000 restructuring charge, $11,590,000 after taxes, for initiatives aimed at streamlining certain operating and administrative functions, reducing costs and improving operating efficiencies. The $19,000,000 charge is composed of a $7,300,000 charge for employee related costs, primarily an early retirement package and related costs to obtain personnel reductions, and $11,700,000 that is largely related to asset write-downs and disposals, mainly of a distribution facility and adjacent office center in East Hartford, Connecticut. The Company expects that the restructuring program will be completed by December, 1998.

3. ACQUISITIONS AND DIVESTITURES

ACQUISITIONS

On March 14, 1997, the Company purchased, for approximately $160,000,000, the NationalPak business in Australia and New Zealand from National Foods Limited. NationalPak manufactures and markets consumer products such as plastic wrap and bags, aluminum foil and cleaning cloths under the GLAD, CHUX, OSO, MONO and ROTA brand names. The acquisition was funded by long-term borrowings in the United States, Canada, Australia and New Zealand (see Note 10).

   On March 19, 1996, the Company purchased, for approximately $32,000,000, the net assets of Forest Technology Incorporated, the manufacturer and marketer of the STARTERLOGG and HEARTHLOGG brand of wood fire starters and fire logs.

   Effective May 1, 1995, the Company purchased, for approximately $8,700,000, 79% of the capital stock of Multifoil Holding (PTY) LTD, a South African manufacturer and marketer of plastic film products for consumers and the packaging industry. During fiscal 1997 and 1996, the Company acquired an additional 11% and 3%, respectively, of Multifoil's outstanding capital stock bringing its total investment to 93%. Effective July 1, 1996, Multifoil acquired, for approximately $750,000, 76% of the outstanding stock of Sealapac
(PVT) LTD, a Zimbabwe manufacturer and marketer of plastic film products for the consumer products and commercial markets.

   All of the above acquisitions have been accounted for by the purchase method, and accordingly, the results of operations of NationalPak, Forest Technology, Multifoil and Sealapac are included in the Company's Consolidated Statements of Income from the respective dates of acquisition. The excess of costs over net assets acquired for the above acquisitions were $63,135,000, $30,055,000, $5,600,000 and $570,000, respectively, and are being amortized over a forty year period on a straight-line basis.

DIVESTITURES

During fiscal 1997, the Company sold its SIMONIZ wax and polish business to Syndet Products Incorporated. The impact of the divestiture did not have a material effect on the Company, nor is it expected to in the future.

First Brands Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)




   On August 26, 1994, First Brands sold the Prestone antifreeze/coolant and car care business (the "Prestone business") to Prestone Products Corporation ("Prestone"), a company organized and controlled by a private investment firm, for $142,000,000 in cash and a $13,000,000, 7 1/2% subordinated debenture maturing in 2003, which for financial statement purposes was valued at $9,000,000. During fiscal 1997, Prestone repaid the entire $13,000,000 loan resulting in a gain of approximately $2,700,000 which along with the gain associated with the sale of the Prestone business is reflected in Other income (expense), net, in the Consolidated Statement of Income for fiscal years 1997 and 1995, respectively.

   In addition to the sale of the Prestone business, the Company sold all remaining assets associated with its automotive service centers. The loss associated with the disposal of this business is reflected in Other income (expense), net, in the fiscal 1995 Consolidated Statement of Income.

4. ACCOUNTS RECEIVABLE

The Company is engaged in a program to sell, without recourse, up to $100,000,000 in fractional ownership interest in a defined pool of eligible trade accounts receivable. Under the current program there is an automatic yearly renewal of the facility. As of June 30, 1997 $85,000,000 had been sold, reflecting an additional sale of $15,000,000 during fiscal 1997. The amounts sold are presented as reductions in accounts receivable on the accompanying Consolidated Balance Sheets. The costs associated with this program are reported as "Discount on sale of receivables." The purchasers' level of investment is subject to change based on the level of eligible accounts receivable.

5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of June 30, 1997 and 1996 consisted of:

                                                Useful
(In thousands)              1997      1996       Lives
----------------------------------------------------------------
Land and
   improvements           $ 18,713  $ 14,286      --
Buildings                   77,847    72,274    30-40 years
Machinery
   and equipment           404,019   329,185    13-15 years
Other                       18,240    15,333     3-5 years
----------------------------------------------------------------
                           518,819   431,078
Less: Accumulated
 depreciation             (141,691) (111,401)
----------------------------------------------------------------
                         $ 377,128 $ 319,677
----------------------------------------------------------------

6. PATENTS, TRADEMARKS, PROPRIETARY TECHNOLOGY AND
OTHER INTANGIBLES

The Company reviews the carrying value of intangible assets whenever circumstances dictate that the carrying amount of an asset may not be recoverable. The primary indicators of recoverability are current or forecasted profitability of the related acquired business, measured as profit before interest and amortization of the related intangible assets compared to their carrying values. For the three-year period ended June 30, 1997, 1996 and 1995 there were no material adjustments to the carrying values of intangible assets resulting from these evaluations.

   Patents, trademarks, proprietary technology and other intangibles as of June 30, 1997 and 1996 consisted of:

                                                Useful
(In thousands)              1997      1996       Lives
----------------------------------------------------------------
Trademarks                $ 116,866  $ 66,271      40 years
Patents, proprietary
    technology and
   other intangibles        162,658   162,705   10-17 years
Excess of cost over
    net assets acquired     223,202   157,375      40 years
----------------------------------------------------------------
                            502,726   386,351
 Less: Accumulated
   amortization            (192,631) (181,929)
----------------------------------------------------------------
                          $ 310,095 $ 204,422
----------------------------------------------------------------

7. NOTES PAYABLE

Notes payable consisted of international subsidiaries' working capital borrowings with local banks totaling $8,432,000 and $4,013,000 at June 30, 1997 and 1996, respectively. The international credit facilities, which aggregate $19,705,000, are generally secured by the assets of the respective international subsidiary, with approximately $1,472,000 at one international subsidiary guaranteed by First Brands Corporation (U.S.). The Company also borrows against an unsecured domestic line of credit and at June 30, 1997 and 1996, the entire $15,000,000 available under this facility was unused. The average borrowings outstanding and average interest rates charged during fiscal 1997 and 1996 were $10,750,000 at 10.2% and $8,981,000 at 8.9%, respectively.

First Brands Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


8. ACCRUED LIABILITIES

Accrued liabilities as of June 30, 1997 and 1996 consisted of the following:

(In thousands)                          1997        1996
----------------------------------------------------------------
Interest                                 6,494       4,280
Employee benefits and wages              9,295       8,220
Marketing and sales programs            52,501      58,247
Raw material purchases                  14,314      17,882
Other                                   21,597      21,893
----------------------------------------------------------------
                                      $104,201    $110,522
----------------------------------------------------------------

9. FINANCIAL INSTRUMENTS

During Fiscal 1997, the Company's Australian subsidiary entered into interest rate swaps to transform a portion of its variable rate debt into fixed rate obligations. According to the provisions of these agreements, the Company will pay between 6.44% and 7.07% fixed interest for up to five years and will receive floating rate counter payments (5.35% at June 30, 1997). The difference between interest paid and received is included as an adjustment to interest expense. The notional amount of the contracts is $11,300,000. The Company's other interest rate swap transaction, where the Company paid a variable rate which averaged 5.3% and received a fixed rate of 5.03% on a notional value of $50,000,000, will expire in August, 1997. The fair value of each swap agreement may generate a gain or loss depending on the estimated amounts that the Company would pay to terminate the agreement based on the prevailing and anticipated interest rates at the reporting dates.

   At June 30, 1997, the Company had outstanding foreign exchange contracts totaling $40,875,000, which will mature over the next 7 years. At June 30, 1996, the Company had $4,500,000 in foreign exchange contracts outstanding, all of which matured during the first quarter of fiscal 1997. These currency contracts are used to limit the impact of exchange rate fluctuations resulting from anticipated inventory purchases and intercompany transactions.

   In May, 1997, the Company entered into a contract to fix the price of about 20% of its polyethylene resin requirements for its domestic GLAD plastic wrap and bag business through December 31, 2000. This contract stabilizes the costs associated with a portion of the Company's raw material needs. The counterparty has an option to extend the contract on an annual basis through 2003. The fixed contract price is just below the market average for the past four years.

   The Company considers the risk associated with its interest, currency and resin contracts to be relatively low because of the Company's policy to only enter into agreements with strong credit worthy counterparties. Deferred gains and losses on the above contracts are recognized into earnings when the related transactions being hedged are completed. There was no significant gain or loss associated with these contracts in fiscal 1997 and 1996.

   Other financial instruments include cash and cash equivalents, accounts and notes receivable, notes payable, accounts payable and long-term debt. Because of the short-term nature of cash and cash equivalents, accounts and notes receivable, notes payable and accounts payable, their carrying value approximates fair value. A portion of the Company's long-term debt consists of variable rate instruments, therefore the carrying value approximates fair value. The fair value of the Company's long-term fixed rate debt approximates the carrying value as of June 30, 1997 and 1996.

10. LONG-TERM DEBT

First Brands had the following long-term debt as of June 30, 1997 and 1996:

(In thousands)                               1997            1996
----------------------------------------------------------------------
                                                                >
Senior Debt(a):
   $300,000,000 Revolving  Credit
    Facility, 5 year term expiring
    February 2002, interest at prime
    rate, LIBOR plus .275% or CD
    rate plus .4%; facility fee
    of .15%                                    $162,000      $95,000
   $75,380,000 Australian and
    New Zealand Credit Facility,
    7 year term expiring March 2004,
    interest at local Bill Rate plus .7%         58,727         --
   $11,586,000 Canadian Credit Facility,
    5 year term expiring March 2002,
    interest at Canadian prime rate,
    LIBOR plus .425% or Canadian Bankers
    Acceptance  plus .425%                        8,619         --
   Other                                          3,932        4,471
----------------------------------------------------------------------
                                                233,278       99,471
Less current maturities                          (2,811)        (116)
----------------------------------------------------------------------
     Senior Debt                                230,467       99,355
Subordinated Debt (b):
   71/4% Senior Notes Due 2007                  150,000          --
   91/8% Senior Subordinated
    Notes due 1999                                 --        100,000
----------------------------------------------------------------------
Total Long-term Debt                           $380,467     $199,355
----------------------------------------------------------------------

   (a) The Company amended its domestic revolving credit facility effective February 28, 1997. The amendments to the facility provide the Company with more favorable borrowing rates, reduce certain restrictive covenants pertaining to the ratio of debt to equity, and extend the facility to February 28, 2002 from December 31, 1999. Additionally, the facility permits a greater amount of restricted payments

First Brands Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)




such as dividends and stock repurchases, grants more flexibility to foreign subsidiaries for borrowing money and in some circumstances, excludes certain foreign subsidiaries from financial covenant calculations.

   The seven-year $75,380,000 Australian and New Zealand credit facility is composed of two parts; one of which was used to acquire the NationalPak business (see Note 3) and a second part that can be used for working capital needs. There are fixed periodic payments associated with the acquisition borrowing and the working capital borrowing can be drawn on and repaid at NationalPak's discretion. The facility is secured by the accounts receivable, inventory and fixed assets of NationalPak.

   The five-year $11,586,000 Canadian credit facility requires fixed periodic payments. The facility is secured by the accounts receivable, inventory and fixed assets of the Canadian business.

   (b) During fiscal 1997, the Company issued $150,000,000 of 71/4% Senior Notes (the "71/4% Notes") which will become due on March 1, 2007. Proceeds from the sale of the 71/4% Notes were used to redeem all of the Company's 91/8% Senior Subordinated Notes (the "91/8% Notes") and to reduce bank debt. The Company elected to redeem its 91/8% Notes and accordingly all notes were called and repurchased, at par value, during fiscal 1997. The write-off of unamortized issuance costs and other expenses associated with the repurchase of the 91/8% Notes has been recorded as an extraordinary charge on the Company's Consolidated Statement of Income.

   The 71/4% Note Indenture contains certain restrictive covenants and limitations the most significant of which relates to the Company's right to incur debt and to engage in certain sale and leaseback transactions.

   First Brands was in compliance with all the covenants of the senior and subordinated debt agreements at June 30, 1997.

   Principal payments due on long-term debt (including current maturities) will require the following future payments: $2,811,000 in fiscal 1998, $3,747,000 in fiscal 1999, $6,149,000 in fiscal 2000, $7,033,000 in fiscal 2001, $12,313,000 in fiscal 2002 and $351,225,000 thereafter.

11. LEASES

The Company has entered into agreements for the sale and leaseback of certain production equipment at its domestic plastic wrap and bag plants. The Company has purchase and lease renewal options at projected future fair market values under the agreements. The leases are classified as operating leases in accordance with SFAS No. 13 "Accounting for Leases."

   Equipment under lease as of June 30, 1997 had an original net book value of $72,147,000 at the lease origination date. The value was removed from the balance sheet, and the gains realized on the sale transactions totaling $2,492,000 have been deferred and are being credited to income as rent expense adjustments over the lease terms. The average yearly lease payments associated with this equipment are $11,545,000.

   The Company is in compliance with all covenants associated with its lease agreements as of June 30, 1997.

   The Company and its subsidiaries also maintain operating leases for various warehouses, office facilities and equipment generally over periods ranging from one to fifteen years with options to renew.

   Lease commitments under non-cancelable operating leases extending for one year or more require the following future payments: $10,439,000 in 1998, $4,489,000 in 1999, $3,327,000 in 2000, $2,505,000 in 2001, $2,464,000 in 2002
and $10,873,000 thereafter. The total rental expense under operating leases was $16,035,000, $20,856,000 and $24,345,000 for the years ended June 30, 1997, 1996 and 1995, respectively.

12. CAPITAL STOCK

Share amounts presented in the Consolidated Balance Sheets and Consolidated Statements of Stockholders' Equity reflect the actual share amounts outstanding for each period presented. On February 5, 1996, the Company effected a two -for-one split of common stocks. The following share and per share amounts for options granted, exercised, canceled and outstanding have been restated to reflect the two-for-one stock split.

   During 1989, the Company established the 1989 Long-Term Incentive Plan (the "1989 Plan") under which awards of non-qualified stock options were granted to certain key employees of the Company. The 2,810,000 options associated with the 1989 Plan have been granted and are fully vested. During 1994, the Company established the 1994 Performance Stock Option and Incentive Plan (the "1994 Plan"), which awarded key employees non-qualified stock options, as well as restricted and limited stock appreciation rights. The maximum number of shares of Common Stock that could be granted under the 1994 Plan is 2,180,000. Through June 30, 1997, 1,960,000 options have been granted under the 1994 Plan, of which 764,000 have vested. During 1995, the Company established the Non-Employee Director Stock Option Plan (the "1995 Plan"), which awards each non-employee director options to purchase shares of the Company's Common Stock. The maximum number of shares of Common Stock that could be granted under the 1995 Plan is 120,000. Through June 30, 1997, 46,000 options have been granted under the 1995 Plan, but none have vested. Stock options granted under the 1989, 1994 or 1995 Plans have terms not in excess of ten years. The exercise price for stock options may not be less than the fair market value of the Common Stock on the date of grant and such options will vest over a period determined by the Compensation Committee.

First Brands Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


   A summary of the options transactions for the years ended June 30, 1997, 1996 and 1995 follows:

                                    1997           1996          1995
---------------------------------------------------------------------------
Options outstanding,
   beginning of fiscal
   year                           2,943,822      2,613,380      2,023,596
Options granted--
   per  share:
   $28.25                            14,000          --            --
   $26.00                           559,000          --            --
   $22.53                             --           637,000         --
   $22.69                             --            32,000         --
   $16.38                             --             --           882,000
Options exercised--
   per share $9.50 to
   $16.38                          (253,350)      (328,558)      (280,716)
Options canceled--
   per share $14.72 to
    $28.25                           (6,000)       (10,000)       (11,500)
Options outstanding,
   end of fiscal year             3,257,472      2,943,822      2,613,380
Exercise price range               $9.50 to       $9.50 to       $9.50 to
   per share                         $28.25         $22.69         $16.38
Exercisable at June 30            2,028,472      2,287,822      1,744,380
Available for grant at
   June 30                          211,152        718,152      1,317,152
---------------------------------------------------------------------------


   The following tables set forth information regarding stock options outstanding and those options which are exercisable as of June 30, 1997:

   OUTSTANDING                               Weighted     Weighted
                                  Stock       Average      Average
Range of                        Options      Exercise    Remaining
Exercise Prices             Outstanding         Price         Life
---------------------------------------------------------------------------
$9.50-$12.66                  790,972         $11.67          3.6
$14.66-$16.38               1,237,500         $15.71          6.7
$22.53-$28.25               1,229,000         $24.17          9.1
---------------------------------------------------------------------------
                            3,257,472         $17.92          6.8
---------------------------------------------------------------------------

   EXERCISABLE                                  Weighted
                                  Stock          Average
Range of                        Options         Exercise
Exercise Prices             Exercisable            Price
---------------------------------------------------------------------------
$9.50-$12.66                790,972              $11.67
$14.66-$16.38             1,237,500              $15.71
$22.53-$28.25                     0              $24.17
---------------------------------------------------------------------------
                          2,028,472              $14.14
---------------------------------------------------------------------------

   Limited stock appreciation rights may be granted in tandem with a stock option grant or at any time following the stock option grant and are only exercisable upon a change of control of the Company. A limited stock appreciation right will exercise automatically following certain changes in control of the Company, and upon such exercise the grantee, in cancellation of the underlying stock options, will receive cash equal to the excess of the fair market value of each share of Common Stock subject to the limited stock appreciation right over the exercise price of the underlying stock option. Limited stock appreciation rights have been granted with respect to 1,228,000 shares.

   The Company applies APB No. 25 in accounting for its stock based compensation plans. Accordingly, no compensation cost has been recognized for its time vested option plans. Had compensation cost for the Company's stock based compensation plans been determined by the fair-value method prescribed by SFAS No. 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below.

(In thousands                            JUNE 30,     June 30,
except per share amounts)                  1997          1996
---------------------------------------------------------------------------
Income before
   extraordinary item
     As Reported                         $50,865       $65,100
     Pro Forma                           $49,641       $64,115
Earnings Per Share
     As Reported                           $1.22         $1.53
     Pro Forma                             $1.19         $1.51
---------------------------------------------------------------------------


   The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model method. The following weighted-average assumptions were used for grants in fiscal 1997 and 1996, respectively: dividend yield of 1.3% for both years; expected volatility of 25.8% and 21.9%; risk free interest rate of 5.25% for both years; and expected lives of 9.9 years for both years.

13. INCOME TAXES

The components of earnings before income taxes and extraordinary item are as follows:

(In thousands)                    1997      1996       1995
---------------------------------------------------------------------------
United States                   $75,790    $100,236    $68,222
International                     7,608       8,683      6,602
---------------------------------------------------------------------------
Income before taxes
   and extraordinary
   items                        $83,398    $108,919    $74,824
---------------------------------------------------------------------------

First Brands Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)



   Total income taxes for the years ended June 30, 1997, 1996 and 1995 were allocated as follows:

(In thousands)                  1997       1996        1995
---------------------------------------------------------------------------
Income taxes before
   extraordinary loss         $32,533     $43,819     $31,634
Extraordinary loss               (415)       --        (2,970)
Stockholders' equity-
   tax benefit related
   to the exercise
   of employee stock
   options                     (1,212)     (1,256)       (429)
---------------------------------------------------------------------------
Total income taxes            $30,906     $42,563     $28,235
---------------------------------------------------------------------------

   Income tax expense attributable to income before taxes and extraordinary loss for the years ended June 30, 1997, 1996 and 1995 consists of the following:

(In thousands)                  1997       1996       1995
---------------------------------------------------------------------------
Current:
   Federal                    $20,418     $11,640     $22,718
   State                        3,539       2,566       4,995
   Foreign                      2,768       3,805       2,336
---------------------------------------------------------------------------
     Total current             26,725      18,011      30,049
---------------------------------------------------------------------------
Deferred:
   Federal                      4,638      20,916       1,442
   State                        1,028       5,275         320
   Foreign                        142        (383)       (177)
---------------------------------------------------------------------------
    Total deferred              5,808      25,808       1,585
---------------------------------------------------------------------------
Total provision               $32,533     $43,819     $31,634
---------------------------------------------------------------------------


   Income tax expense attributable to income before extraordinary loss differs from the amounts computed by applying the U.S. federal tax rate of 35 percent to pre-tax income before extraordinary loss as a result of the following:

(In thousands)                  1997       1996       1995
---------------------------------------------------------------------------
Computed "expected"
  tax expense                 $29,189     $38,122     $26,188
Adjustments to income
 taxes resulting from:
   Amortization of
    goodwill                      703         440        1,701
   State income taxes,
    net of Federal income
    tax benefit                 2,919       4,713        3,455
   Foreign income tax in
    excess of statutory rate      238         478           42
   Other, net                    (516)         66          248
---------------------------------------------------------------------------
Actual tax expense            $32,533     $43,819      $31,634
---------------------------------------------------------------------------

   The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 1997 and 1996 are presented below:

(In thousands)                             1997        1996
---------------------------------------------------------------------------
Current deferred tax assets:
   Accounts receivable reserves            $2,969       $3,743
   Difference between book and
    tax basis of inventories                3,882        3,749
   Accrued liabilities, not
    deductible until paid                  17,851       12,663
---------------------------------------------------------------------------
Total current deferred tax assets          24,702       20,155
---------------------------------------------------------------------------
Long-term deferred tax assets
 and liabilities:
   Pension liability,
    past service cost                       3,142        3,344
   Intangible asset, not
    amortized for tax                       6,441        6,587
   Deferred gain on sale
    of assets                                  58          420
---------------------------------------------------------------------------
Total long-term deferred
  tax assets                                9,641       10,351
---------------------------------------------------------------------------
   Plant and equipment,
    principally due to
    differences in depreciation           (77,869)     (68,916)
   Purchase accounting and
    other, net                             (4,168)      (4,052)
   Foreign subsidiaries                    (1,662)      (3,683)
---------------------------------------------------------------------------
Total long-term deferred
  tax liabilities                         (83,699)     (76,651)
---------------------------------------------------------------------------
Long-term deferred tax
  liability, net                          (74,058)     (66,300)
---------------------------------------------------------------------------
Net deferred tax liability               $(49,356)    $(46,145)
---------------------------------------------------------------------------


   Management of the Company has determined, based on the Company's history of operating earnings and its expected income, that operating income will more likely than not be sufficient to fully utilize these deferred tax assets as they mature.

   The Company has not provided for Federal income taxes on the undistributed income of its international subsidiaries because it is the Company's intention to reinvest such undistributed income. Cumulative undistributed earnings for which no U.S. tax has been provided were $48,787,000, $44,921,000 and $40,002,000 for the years ended June 30, 1997, 1996 and 1995 respectively.

First Brands Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14. EMPLOYEE BENEFITS

RETIREMENT PLANS

First Brands maintains a non-contributory defined benefit retirement plan ("pension plan") and defined contribution pre and post-tax savings plans ("savings plan"). During fiscal 1995, the Board of Directors approved amendments to the Company's U.S. pension and savings plans. These amendments did not result in any significant change to overall costs.

   The Company contributes to the savings plan account of each eligible employee. Any regular employee of First Brands or its domestic subsidiaries is eligible to participate in the amended savings plan. The Company matches 50% of employee contributions up to the lower of statutory limits or 3% of base pay. Savings plan expense for the years ended June 30, 1997, 1996 and 1995 totaled $2,194,000, $2,028,000 and $1,375,000, respectively. Beginning in fiscal 1996, the Company maintains a noncontributory profit sharing plan, to which it provides a profit sharing contribution to each eligible employee's account in the savings plan. The contribution is discretionary and is based on the Company's operating performance. The Company's profit sharing contributions are in the form of existing issued and outstanding shares of First Brands Common Stock. The costs associated with the profit sharing plan were $445,000 and $730,000 for the fiscal years ended June 30, 1997 and 1996, respectively.

   The pension plan for First Brands and several of its subsidiaries provides defined benefits that are based on years of credited service, highest average compensation (as defined) and the primary social security benefit. The U.S. pension plan amendment changes this formula, effective January, 2000, to a defined benefit based on years of credited service and career average compensation. Pension plan assets primarily consist of corporate equities, as well as corporate and government fixed income obligations. Contributions to the plan are based upon the projected unit credit actuarial cost funding method and are limited to amounts that are currently deductible for tax purposes. Prior service costs are amortized on a straight-line basis over the average remaining service period for active plan participants.

   During fiscal 1997, the Company announced an early retirement program (see
Note 2) for which it recorded a special termination charge of $1,400,000. The Company's Canadian subsidiary terminated its defined pension plan and transferred all eligible employees to a new group registered retirement savings plan which provides essentially the same benefits as the former plan. As a result of the plan termination, the Company recognized a $530,000 curtailment gain during fiscal 1997. The sale of the Prestone business resulted in a settlement loss of $54,000 during fiscal 1995.

   The following table sets forth the combined U.S., Australian and Canadian plans' net pension cost, funded status and amounts recognized in the Company's Consolidated Financial Statements at June 30, 1997, 1996 and 1995:

(In thousands)                1997        1996        1995
-----------------------------------------------------------------------------
Net pension cost
included the following
components:
   Service cost--
    benefits earned
    during the period          $3,275    $3,455     $3,734
   Interest cost on
    projected benefit
    obligations                 6,177     4,984      4,910
   Actual return on plan
     assets                    (6,898)   (6,838)    (7,435)
   Net amortization and
    deferral                     (816)      (81)     1,469
   Cost of special
    termination benefit         1,400       --         --
   Curtailment (gain)            (530)      --         --
   Settlement loss                --        --           54
-----------------------------------------------------------------------------
Total                          $2,608    $1,520      $2,732
-----------------------------------------------------------------------------

(In thousands)                            1997        1996
-----------------------------------------------------------------------------
Reconciliation of funded status:
   Vested accumulated benefit
    obligation                           $63,796    $52,374
   Non-vested accumulated benefit
    obligation                             6,753      6,268
-----------------------------------------------------------------------------
   Accumulated benefit obligation         70,549     58,642
   Additional liability based on
    projected compensation                18,251     10,092
-----------------------------------------------------------------------------
   Projected benefit obligation           88,800     68,734
   Fair value of plan assets              89,381     73,006
-----------------------------------------------------------------------------
   Plan assets in excess of projected
    benefit obligation                       581      4,272
   Unrecognized prior service
    (benefits)                            (7,025)    (8,496)
   Unrecognized net loss (gain)              206     (3,699)
   Projected benefit obligation in
    excess of plan assets--
    recorded at acquisition date           9,554      9,595
   Prepaid cost                           (3,316)    (1,672)
-----------------------------------------------------------------------------
Accrued pension cost included
   in accrued liabilities                     $0         $0
-----------------------------------------------------------------------------

                                       28

First Brands Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


   To calculate the expense and liability associated with its pension plans, the Company utilizes certain assumptions. For the U.S. pension plan, the weighted average discount rate, the rate of increase in compensation and the expected long-term rate of return on plan assets was 8.0%, 4.5% and 9.5%, respectively, for 1997, 1996 and 1995. For the Canadian pension plan, the weighted average discount rate, the compensation increase rate and the rate of return on plan assets was 8.5%, 5.0% and 8.5%, respectively, for 1997, 1996 and 1995. For the Australian pension plan, the weighted average discount rate, the compensation increase rate and the rate of return on plan assets was 6.0%, 4.0% and 7.5% for 1997.

   Federal law restricts the amount of benefits that can be paid from a qualified plan. First Brands maintains an unfunded non-qualified plan, the effect of which is to award retirement benefits to all employees on a uniform basis. Expenses associated with this plan were $564,000 $297,000, $189,000 during 1997, 1996 and 1995, respectively.

POSTRETIREMENT BENEFITS

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

   Following is an analysis of postretirement benefit costs for fiscal 1997, 1996 and 1995:

(In thousands)                  1997    1996    1995
----------------------------------------------------------------
Service cost                  $  370      $  297      $  386
Interest cost                  1,129       1,112       1,378
Unrecognized net (gain)          (36)        --          --
Amortization of
   prior service cost             92         --          --
Amortization of
   transition obligation         583         583        770
----------------------------------------------------------------
Net postretirement
   benefit cost                 2,138      1,992      2,534
Cost of special
   termination benefit          1,600        --         --
Curtailment loss                  --         --       1,050
----------------------------------------------------------------
Total postretirement
   benefit cost                $3,738     $1,992     $3,584
----------------------------------------------------------------


   During fiscal 1997, the Company announced an early retirement program (see
Note 2) for which it has recorded a special termination charge of $1,600,000. As a result of the Prestone business sale, during fiscal 1995 the Company recognized a one-time postretirement curtailment loss of $1,050,000.

   The Company's accumulated postretirement benefit obligation (the transition obligation) at June 30, 1997 and 1996 is composed of the following components:

(In thousands)                          1997    1996
----------------------------------------------------------------
Accumulated postretirement
 benefit obligation:
    Retirees                             $ 7,926    $  8,771
    Fully eligible active plan
     participants                          3,011       2,005
    Active plan participants not fully
     eligible                              5,770       4,058
----------------------------------------------------------------
Total                                     16,707      14,834
Unrecognized transition obligation        (9,381)     (9,964)
Unrecognized prior service cost           (1,232)       --
Unrecognized gain                          2,202         631
----------------------------------------------------------------
Accrued unfunded postretirement
   benefit cost                          $ 8,296      $ 5,501
----------------------------------------------------------------

   The discount rate used in determining the accumulated postretirement benefit obligation was 8% for fiscal 1997 and 1996. The assumed health care cost trend rate used to measure the accumulated postretirement benefit obligation was 10% in 1997 and is expected to gradually decline .5% per year to an ultimate rate of 5% in fiscal year 2007. A 1% increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation as of June 30, 1997 by $493,000 and increase the service and interest cost for 1997 by $50,000.

15. COMMITMENTS AND CONTINGENCIES

LITIGATION

During fiscal 1995, the Company established a reserve of $20,350,000 for the write-off of assets and the costs associated with litigation proceedings and settlements associated with its formerly operated mobile antifreeze recycling business. As of June 30, 1997, the entire reserve has been utilized. The related charge is included in Other income (expense), net, in the fiscal 1995 Consolidated Statement of Income.

   The Company is subject to various claims and contingencies related to lawsuits, taxes, environmental and other matters arising out of the normal course of business. Management believes that the ultimate liability, if any, arising from these claims and contingencies is not likely to have a material adverse effect on the Company's annual results of operations or financial condition.

First Brands Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


OTHER

The Company is a party to a contract with Union Carbide that provides for the purchase of a substantial portion of the Company's primary raw material requirements for plastic wrap and bags through December 31, 1999. The pricing provisions in the Company's present supply contracts are designed to be responsive to market conditions of the relevant raw materials.

16. GEOGRAPHIC SEGMENT DATA

The following is a summary of net sales, operating profit, and identifiable assets in the United States and internationally in 1997, 1996 and 1995:

(In thousands)             1997                1996         1995
-------------------------------------------------------------------------------
Revenues:
   United States          $  954,411         $  932,183    $  926,166
   International             165,487            140,839       110,349
-------------------------------------------------------------------------------
Total                     $1,119,898         $1,073,022    $1,036,515
-------------------------------------------------------------------------------
Operating profit:
   United States          $  129,482         $  135,500    $  129,069
   International              15,355             12,513         9,181
   Corporate
     Expense                 (20,189)           (19,412)      (19,403)
   Restructuring
     Expense                 (19,000)               --           --
-------------------------------------------------------------------------------
Total                     $  105,648         $  128,601    $  118,847
-------------------------------------------------------------------------------
Identifiable assets:
   United States          $  842,648         $  775,447    $  754,220
   International             210,960             85,433        85,726
-------------------------------------------------------------------------------
Total                     $1,053,608          $ 860,880    $  839,946
-------------------------------------------------------------------------------

   Operating profit reflects net sales less cost of goods sold, selling, general and administrative expenses, amortization and other depreciation and restructuring expenses.

   Included in U.S. revenues are export sales totaling $42,076,000, $37,055,000 and $37,201,000 during the years ended June 30, 1997, 1996 and 1995, respectively. The Company does not believe that it is dependent on any single customer, however, net sales to its largest customer accounted for approximately 12% of total sales for the years ended June 30, 1997, 1996 and 1995.

17. INTERIM REPORTING (UNAUDITED)

YEAR ENDED JUNE 30, 1997

(In thousands,
except per share
amounts)                                   Quarters Ended
 -------------------------------------------------------------------------------
                           Sept. 30,     Dec. 31,   Mar. 31,      June 30,
                              1996         1996       1997          1997
-------------------------------------------------------------------------------
Net sales                  $255,597     $279,952    $264,886       $319,463
Gross profit                 88,189      101,719      96,122        120,182
Income before
   extraordinary
   item (a)                  18,007       15,351      16,054          1,453
Net income                 $ 18,007     $ 15,351    $ 15,421       $  1,453
Per common share:
Income before
   extraordinary
   item                    $  0.43      $   0.37     $  0.39       $   0.04
Net income                 $  0.43      $   0.37     $  0.37       $   0.04
-------------------------------------------------------------------------------

 (a) -- Fiscal 1997's fourth quarter income includes a $19,000 charge for restructuring expenses

YEAR ENDED JUNE 30, 1996

(In thousands,
except per share
amounts)                 Quarters Ended
-------------------------------------------------------------------------------
                        Sept. 30,       Dec. 31,     Mar. 31,    June 30,
                          1995           1995          1996        1996
-------------------------------------------------------------------------------
Net sales                $250,789      $263,084     $262,207     $296,942
Gross profit               84,562        90,128       97,115      114,114
Net income                $15,533      $ 14,637      $16,689     $ 18,241
Net income
   per common
   share                 $   0.37      $   0.34      $  0.39     $   0.43
-------------------------------------------------------------------------------

                                       29

                   INDEPENDENT AUDITORS' REPORT ON SCHEDULES

The Board of Directors and Stockholders
FIRST BRANDS CORPORATION:

     Under date of August 1, 1997, we reported on the consolidated balance sheets of First Brands Corporation and subsidiaries as of June 30, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended June 30, 1997, as incorporated by reference in the annual report on Form 10-K for the year 1997. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in Item 14 of the annual report on Form 10-K for the year 1997. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

     In our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                 /s/ KPMG PEAT MARWICK LLP
                                                 ...............................
                                                     KPMG PEAT MARWICK LLP

New York, New York
August 1, 1997

                                                                   SCHEDULE VIII

                   FIRST BRANDS CORPORATION AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                FOR THE YEARS ENDED JUNE 30, 1997, 1996 AND 1995

                                                                           ADDITIONS
                                                             BALANCE AT    CHARGED TO                         BALANCE
                                                             BEGINNING      COST AND                          AT END
                                                             OF PERIOD      EXPENSES     DEDUCTIONS(a)       OF PERIOD
                                                             ----------    ----------    -------------       ---------
                                                                                  (IN THOUSANDS)
                                                                         FOR THE YEAR ENDED JUNE 30, 1997
                                                             ---------------------------------------------------------
Allowance for doubtful accounts and discounts.............     $6,036       $ 39,732       $ (38,926)         $ 6,842
                                                             ----------    ----------    -------------       ---------
                                                             ----------    ----------    -------------       ---------

                                                                         FOR THE YEAR ENDED JUNE 30, 1996
                                                             ---------------------------------------------------------
Allowance for doubtful accounts and discounts.............     $6,154       $ 36,590       $ (36,708)         $ 6,036
                                                             ----------    ----------    -------------       ---------
                                                             ----------    ----------    -------------       ---------

                                                                         FOR THE YEAR ENDED JUNE 30, 1995
                                                             ---------------------------------------------------------
Allowance for doubtful accounts and discounts.............     $5,269       $ 35,648       $ (34,763)         $ 6,154
                                                             ----------    ----------    -------------       ---------
                                                             ----------    ----------    -------------       ---------

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

August 6, 1997

     Pursuant to the requirement of the Securities Exchange Act of 1934, this report has also been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                SIGNATURE                                      TITLE                              DATE
------------------------------------------  --------------------------------------------   -------------------

        /S/ WILLIAM V. STEPHENSON           Chairman, President, Chief Executive Officer     August 6, 1997
 .........................................    and Director
         (WILLIAM V. STEPHENSON)

          /S/ DONALD A. DESANTIS            Senior Vice President, Chief Financial           August 6, 1997
 .........................................    Officer and Treasurer
           (DONALD A. DESANTIS)

          /S/ THOMAS H. ROWLAND             Executive Vice President and Director            August 6, 1997
 .........................................
           (THOMAS H. ROWLAND)

           /S/ ALFRED E. DUDLEY             Director                                         August 6, 1997
 .........................................
            (ALFRED E. DUDLEY)

           /S/ JOHN C. FERRIES              Director                                         August 6, 1997
 .........................................
            (JOHN C. FERRIES)

            /S/ JAMES R. MAHER              Director                                         August 6, 1997
 .........................................
             (JAMES R. MAHER)

           /S/ JAMES R. MCMANUS             Director                                         August 6, 1997
 .........................................
            (JAMES R. MCMANUS)

             /S/ DENIS NEWMAN               Director                                         August 6, 1997
 .........................................
              (DENIS NEWMAN)

           /S/ ERVIN R. SHAMES              Director                                         August 6, 1997
 .........................................
            (ERVIN R. SHAMES)

           /S/ ROBERT G. TOBIN              Director                                         August 6, 1997
 .........................................
            (ROBERT G. TOBIN)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                                DESCRIPTION OF EXHIBIT
----------  ----------------------------------------------------------------------------------------------------------
3.1         --Restated Certificate of Incorporation of the Company, as amended to November 6, 1996. Incorporated by reference to Exhibit 4(a) to the Company's Registration Statement on Form S-8 filed by the Company on
              February 3, 1997.
3.2         --By-Laws of the Company, as amended to January 20, 1995. Incorporated by reference to Exhibit 3.2 of the
              Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995 (Commission File No.
              1-10395).
4.1         --Indenture dated as of March 1, 1997 between the Company and The Bank of New York, relating to the 7.25%
              Senior Notes due 2007. Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement
              on Form S-4 filed by the Company on April 24, 1997.
4.2         --Purchase Agreement dated as of March 5, 1997 among the Company, Bear Stearns & Co. Inc., TD Securities
              (USA) Inc., Credit Lyonnais Securities (USA) Inc. and First Union Capital Markets Corp., relating to the
              7.25% Senior Notes due 2007. Incorporated by reference to Exhibit 4.2 to the Company's Registration
              Statement on Form S-4 filed by the Company on April 24, 1997.
4.3         --Registration Rights Agreement dated as of March 5, 1997 among the Company, Bear Stearns & Co. Inc., TD
              Securities (USA) Inc., Credit Lyonnais Securities (USA) Inc. and First Union Capital Markets Corp.,
              relating to the 7.25% Senior Notes due 2007. Incorporated by reference to Exhibit 4.3 to the Company's
              Registration Statement on Form S-4 filed by the Company on April 24, 1997.
4.4         --Rights Agreement, dated as of March 22, 1996, between the Company and Continental Stock Transfer &
              Trust Company, as Rights Agent, including the form of Certificate of Designation, Preferences and Rights of Junior Participating Preferred Stock, Series A, attached thereto as Exhibit A, the form of Rights
              Certificate attached thereto as Exhibit B and the Summary of Rights attached thereto as Exhibit C.
              Incorporated by reference to Exhibit 1.1 to the Company's Registration Statement on Form 8-A dated March
              22, 1996.
10.1         --Amended and Restated Credit Agreement, dated as of February 28, 1997, among the Company, The Chase
              Manhattan Bank, as Agent, and The Several Lenders Parties thereto. Incorporated by reference to Exhibit
              10.1 to the Company's Registration Statement on Form S-4 filed by the Company on April 24, 1997.
10.2 (a)    --Equipment Lease Agreement, dated as of October 15, 1993, between the Company and PNC Leasing Corp, relating to its Glad Plastic Bag and Wrap facility in Rogers, Arkansas. Incorporated by reference to
              Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for Quarter ended December 31, 1993
              (Commission File No. 1-10395).
     (b     --First Amendment thereto, dated as of October 15, 1995. Incorporated by reference to Exhibit 10.3(b) to the Company's Quarterly Report on Form 10-Q for Quarter ended December 31, 1995 (Commission File No.
              1-10395).
10.3 (a)    --Pooling and Servicing Agreement, dated as of May 21, 1992, between the Company, First Brands Funding
              Inc and Chemical Bank, as Trustee, relating to First Brands Funding Master Trust trade receivables-backed financing. Incorporated by reference to Exhibit 10.20(a) to the Company's Annual
              Report on Form 10-K for the fiscal year ended June 30, 1992 (Commission File No. 1-10395).
     (b)    --Variable Funding Supplement thereto, dated as of May 21, 1992. Incorporated by reference to Exhibit
              10.20(b) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1992 (Commission
              File No. 1-10395).
     (c)    --Amendment No. 1 thereto, dated as of December 22, 1993. Incorporated by reference to Exhibit 10.18(c)
              to the Company's Annual Report on Form 10-Q for Quarter ended December 31, 1993 (Commission File No.
              1-10395).
10.4        --Asset Purchase and Sale Agreement, dated as of May 21, 1992, between the Company and First Brands
              Funding Inc, relating to First Brands Funding Master Trust trade receivables-backed financing.
              Incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1992 (Commission File No. 1-10395).
10.5        --Asset Purchase and Sale Agreement, dated as of May 21, 1992, between the Company and Himolene
              Incorporated, relating to First Brands Funding Master Trust trade receivables-backed financing.
              Incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1992 (Commission File No. 1-10395).

EXHIBIT
NUMBER                                                DESCRIPTION OF EXHIBIT
----------  ----------------------------------------------------------------------------------------------------------
10.6        --Asset Purchase and Sale Agreement, dated as of June 27, 1996, between the Company and A & M Products
              Inc., relating to First Brands Funding Master Trust trade receivables-backed financing. Incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended June
              30, 1996 (Commission File No. 1-10395).
10.7        --Second Amended and Restated Letter of Credit Reimbursement Agreement, dated as of April 22, 1996, between the Company, Credit Suisse, First Brands Funding Inc and First Brands Funding Master Trust,
              amending and restating the Amended and Restated Letter of Credit Reimbursement Agreement, dated as of
              December 2, 1993, relating to First Brands Funding Master Trust trade receivables-backed financing.
              Incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 (Commission File No. 1-10395).
10.8        --Amended Long-Term Incentive Plan. Incorporated by reference to Exhibit 10.34 to the Company's Annual
              Report on Form 10-K for the fiscal year ended June 30, 1990 (Commission File No. 1-10395).
10.9        --First Brands Corporation 1994 Performance Stock Option and Incentive Plan. Incorporated by reference to
              Exhibit A to the Definitive Proxy Statement for Annual Meeting of Stockholders, filed by the Company on
              September 28, 1993 (Commission File No. 1-10395).
10.10       --First Brands Corporation Non-Employee Directors Stock Option Plan. Incorporated by reference to Exhibit
              A to the Definitive Proxy Statement for Annual Meeting of Stockholders, filed by the Company on
              September 26, 1995 (Commission File No. 1-10395).
10.11       --First Brands Corporation Annual Incentive Plan. Incorporated by reference to Exhibit A to the
              Definitive Proxy Statement for Annual Meeting of Stockholders, filed by the Company on September 26,
              1995 (Commission File No. 1-10395).
10.12 (a)   --Purchase and Sale Agreement, dated as of June 30, 1994, between the Company and Vestar/Freeze Holdings
              Corporation and Vestar Equity Partners, L.P., relating to the sale by the Company of its businesses of developing, manufacturing, marketing, selling and/or distributing automotive antifreeze, cooling system tools, cooling system chemicals for cleaning and sealing leaks in automotive cooling systems, ice-fighting products, PRESTONE brake fluid products, PRESTONE power steering fluid products, and
              PRESTONE transmission stop leak fluid products, and antifreeze recycling business. Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, filed by the Company on September
              12, 1994 (Commission File No. 1-10395).
      (b)   --Amendment No. 1 thereto, dated as of August 25, 1994. Incorporated by reference to Exhibit 2.2 to the
              Company's Current Report on Form 8-K filed by the Company on September 12, 1994 (Commission File No.
              1-10395).
11*         --Computation of Net Income Per Common Share.
21*         --Subsidiaries of Registrant.
23*         --Consent of KPMG Peat Marwick.
27*         --EDGAR Financial Data Schedule.



-------------------
* Filed herewith