Form 10-Q
period 1997-09-30
FIRST BRANDS CORP
filed 1997-11-12
CIK 797320

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED SEPTEMBER 30, 1997                      COMMISSION FILE NUMBER
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

                        YES  X                    NO
                            ---                      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           CLASS                            Outstanding at November 1, 1997
           -----                            -------------------------------
Common Stock, $.01 par value                        39,742,944 shares

                            FIRST BRANDS CORPORATION

                               INDEX TO FORM 10-Q

                                                                            PAGE
                                                                            ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Condensed Statements of Income -
 For the Three Month Periods
 Ended September 30, 1997 and 1996 ........................................    3

Consolidated Condensed Balance Sheets -
 September 30, 1997 and June 30, 1997 .....................................    4

Consolidated Condensed Statement of Stockholders'
 Equity - For the Three Month Period
 Ended September 30, 1997.................................................     5

Consolidated Condensed Statements of Cash
 Flows - For the Three Month Periods
 Ended September 30, 1997 and 1996........................................     6

Notes to Consolidated Condensed Financial
 Statements...............................................................   7-9

Item 2.   Management's Discussion and Analysis
 of Results of Operations and Financial Condition......................... 10-12

Independent Auditors' Review Report.......................................    13


PART II - OTHER INFORMATION

Item 1. Legal Proceedings.................................................    14

Items 2 - 6...............................................................    14

SIGNATURE.................................................................    15

                            FIRST BRANDS CORPORATION
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                    THREE MONTHS           THREE MONTHS
                                                                        ENDED                  ENDED
                                                                    SEPTEMBER 30,          SEPTEMBER 30,
                                                                        1997                   1996
                                                                    ------------           ------------
(in thousands - except per share amounts)

Net sales...................................................           $ 269,480            $ 255,597

Cost of goods sold..........................................             183,195              167,408

Selling, general and
  administrative expenses...................................              53,911               50,219

Amortization and other depreciation.........................               3,860                3,254

Interest expense and amortization of debt
  discount and expense......................................               7,114                4,249

Discount on sale of receivables.............................               1,147                1,020

Other income (expense), net.................................                (288)                 585
                                                                       ----------           ---------

Income before provision for income taxes                                  19,965               30,032

Provision for income taxes..................................               7,792               12,025
                                                                       ---------             --------

Net income..................................................            $ 12,173             $ 18,007
                                                                        ========             ========


Net income per common share and common
 equivalent share (Note 6)..................................             $  0.30              $  0.43
                                                                         =======              =======

Weighted average common and common
  equivalent shares outstanding (Note 6)                                  40,775               42,253
                                                                        ========            =========


     SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                            FIRST BRANDS CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                       SEPTEMBER 30,             JUNE 30,
(dollars in thousands, except share amounts)                                1997                   1997
                                                                       -------------             --------
                                                                       (UNAUDITED)
ASSETS:
Cash and cash equivalents.......................................          $    9,195            $    7,465
Accounts and notes receivable - net.............................             121,164               137,380
Inventories.....................................................             164,618               151,976
Deferred tax assets.............................................              23,453                24,702
Prepaid expenses................................................               7,299                 7,551
                                                                      --------------           -----------
  Total current assets..........................................             325,729               329,074

Property, plant and equipment (net of accumulated
  depreciation of $150,302 and $141,691)........................             385,479               377,128
Patents, trademarks, proprietary technology
  and other intangibles (net of accumulated
  amortization of $195,887 and $192,631)........................             304,089               310,095
Deferred charges and other assets (net of
  accumulated amortization of $52,171 and $52,029)                            38,291                37,311
                                                                         -----------           -----------
          Total assets..........................................         $ 1,053,588           $ 1,053,608
                                                                         ===========           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:

Liabilities
Notes payable...................................................        $     21,616           $     8,432
Current maturities of long-term debt............................               2,899                 2,811
Accrued income and other taxes..................................              10,930                 7,373
Accounts payable................................................              46,665                61,877
Accrued liabilities.............................................              71,649               104,201
                                                                       -------------            ----------
     Total current liabilities..................................             153,759               184,694

Long-term debt..................................................             408,062               380,467
Deferred taxes payable..........................................              75,862                74,058
Deferred gain on sale of assets.................................                 111                   148
Other long-term obligations.....................................              20,451                20,325

Stockholders' Equity
Preferred stock, $1 par value, 10,000,000
  shares authorized; none issued................................                  -                     -
Common stock, $0.01 par value, 120,000,000 shares
  authorized at September 30, 1997 and June 30, 1997; issued
  43,458,544 shares at September 30, 1997
  and 43,394,044 shares at June 30, 1997 (Note 6)...............                 434                   434
Capital in excess of par value..................................             131,781               130,994
Cumulative foreign currency translation adjustment                           (15,154)              (12,455)
Common stock in treasury, at cost; 3,634,000 shares at
 September 30, 1997 and 3,355,000 at June 30, 1997                          (102,464)              (96,837)
Retained earnings...............................................             380,746               371,780
                                                                        ------------           -----------
     Total stockholders' equity.................................             395,343               393,916
                                                                         -----------           -----------
          Total liabilities and stockholders' equity                     $ 1,053,588           $ 1,053,608
                                                                         ===========           ===========

     SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                            FIRST BRANDS CORPORATION
            CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
               FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 1997
                                   (UNAUDITED)

                                                          Cumulative
                                              Capital       Foreign
                                 Common      in Excess     Currency
                                  Stock       of Par      Translation    Treasury         Retained
(in thousands)                  Par Value      Value      Adjustment       Stock          Earnings        Total
                                ---------    ---------    -----------    ---------        --------        -----
Balance as of
 June 30, 1997 ..............    $ 434      $ 130,994     $ (12,455)    $ (96,837)      $ 371,780       $ 393,916

Exercise of
 Stock Options...............       -             787          -              -               -               787

Cash Dividends...............       -             -            -              -            (3,207)         (3,207)

Purchase of
 Treasury Stock..............       -             -            -           (5,627)           -             (5,627)

Net Income...................       -             -            -              -            12,173          12,173

Foreign Currency
 Translation Adjustment             -             -          (2,699)          -              -             (2,699)
                                 -----      ---------     ----------    ---------        ---------       --------
Balance as of
 September 30, 1997              $ 434      $ 131,781     $ (15,154)    $(102,464)       $ 380,746       $395,343
                                 =====      =========     ==========    =========        =========       ========



     SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                            FIRST BRANDS CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                        THREE MONTHS              THREE MONTHS
                                                                            ENDED                     ENDED
                                                                        SEPTEMBER 30,             SEPTEMBER 30,
  (in thousands)                                                            1997                       1996
                                                                        -------------            -------------

Cash flows from operating activities:
  Net income...................................................           $ 12,173                 $ 18,007
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization..............................             11,625                   10,254
    Deferred income taxes......................................              2,997                    1,637
  Change in certain non-cash current assets and liabilities:
       Decrease in accounts receivable.........................             32,897                   19,634
       (Increase) in inventories...............................            (12,642)                  (3,402)
       Decrease  in prepaid expenses...........................                252                    1,689
       Increase in accrued income and other taxes .............              3,557                   14,031
       (Decrease) in accounts payable..........................            (15,212)                 (24,916)
       (Decrease) in accrued liabilities                                   (32,552)                 (27,798)
  Other changes................................................              1,984                   (1,525)
                                                                          --------                 --------
      Total adjustments........................................             (7,097)                 (10,396)
                                                                          --------                 --------
Net cash provided by operating activities                                    5,079                    7,611
                                                                          --------                 --------

Cash flows from investing activities:
   Capital expenditures........................................             (8,234)                  (5,751)
   Acquisition of leased assets................................            (10,208)                     -
   Purchase and installation of information system ............             (2,727)                  (1,908)
                                                                          --------                 --------
Net cash (used for) investing activities.......................            (21,169)                  (7,659)
                                                                          --------                 --------
Cash flows from financing activities:
    Increase in credit facility borrowings, net                             26,345                   20,000
    Increase in other borrowings, net..........................             14,522                    3,071
    (Decrease) in securitization of accounts receivable........            (15,000)                     -
    Proceeds from exercise of stock options....................                787                      957
    Purchase of common stock for treasury......................             (5,627)                 (19,941)
    Dividends paid.............................................             (3,207)                  (2,553)
                                                                          --------                 --------
Net cash  provided by financing activities                                  17,820                    1,534
                                                                          --------                 --------
Net increase in cash and cash equivalents......................              1,730                    1,486

Cash and cash equivalents at beginning of period...............              7,465                    8,326
                                                                          --------                 --------

Cash and cash equivalents at end of period.....................           $  9,195                 $  9,812
                                                                          ========                 ========


     SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                            FIRST BRANDS CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated condensed financial statements include all adjustments (all of which were of a normal recurring nature) necessary to fairly present the results of operations for the interim periods. All material intercompany transactions and balances have been eliminated. The results of operations for the three month period ended September 30, 1997 are not necessarily indicative of the results for a full year.

First Brands Corporation ("First Brands" or the "Company") is engaged in the development, manufacture, marketing and sale of consumer products under branded and private labels. Principal branded products include: GLAD and GLAD-LOCK (plastic wrap and bags); STP (oil and fuel additives and other specialty automotive products); SCOOP AWAY, EVER CLEAN, EVERFRESH and JONNY CAT (cat litters) and STARTERLOGG (fire starters) and HEARTHLOGG (fire logs).

INVENTORIES

Inventories were comprised of:

                                                                      September 30,          June 30,
                                                                           1997                1997
                                                                      ------------           --------
                                                                               (in thousands)

     Raw materials.............................................        $   37,729          $   34,518
     Work-in-process...........................................             3,903               5,795
     Finished goods............................................           122,986             111,663
                                                                        ---------           ---------
         Total.................................................         $ 164,618           $ 151,976
                                                                        =========           =========


2.  LONG-TERM DEBT

First Brands had long-term debt outstanding as of September 30, 1997 and June 30, 1997 as follows:

                                                                        September 30,        June 30,
                                                                             1997              1997
                                                                        -------------        ---------
                                                                                  (in thousands)
  Senior Debt:
     $300,000,000 Revolving Credit Facility, 5 year term
       expiring February 2002, interest at prime rate, LIBOR
       plus .275% or CD rate plus .4%; facility fee of .15%.......     $   190,000           $ 162,000
     $72,410,000 Australian and New Zealand Credit
        Facility, 7 year term expiring March 2004,
        interest at local Bill Rate plus .7% .....................          57,036              58,727
     $11,613,000 Canadian Credit Facility, 5 year term expiring
        March 2002, interest at Canadian prime rate, LIBOR plus
        .425% or Canadian Bankers Acceptance plus .425% ..........           8,655               8,619
     Other........................................................           5,270               3,932
                                                                        ----------           ---------
                                                                           260,961             233,278
     Less: current maturities.....................................          (2,899)             (2,811)
                                                                        ----------           ---------
         Senior Debt...........................................            258.062             230,467
                                                                        ----------           ---------
  Subordinated Debt:
     7 1/4% Senior Notes Due 2007..............................            150,000             150,000
                                                                         ---------           ---------
         Total Long-term debt..................................          $ 408,062           $ 380,467
                                                                         =========           =========

The Company's revolving credit facility is unsecured, however, it does contain certain restrictive covenants pertaining to the ratio of debt to equity, dividend payments and stock repurchases.

The Australian and New Zealand credit facility is composed of two parts; one of which was used to acquire the NationalPak business and a second part which can be used for working capital needs. There are fixed periodic payments associated with the acquisition borrowing, the working capital borrowing can be drawn on and repaid at NationalPak's discretion. The facility is secured by the accounts receivable, inventory and fixed assets of NationalPak.

The Canadian credit facility requires fixed periodic payments. The facility is secured by the accounts receivable, inventory and fixed assets of the Canadian business.

The 7 1/4% Note Indenture contains certain restrictive covenants and limitations principally relating to the Company's right to incur debt and to engage in certain sale and leaseback transactions.

First Brands was in compliance with the covenants of all debt agreements at September 30, 1997.

3. ACCOUNTS RECEIVABLE

The Company is engaged in a program to sell up to $100,000,000 in fractional ownership interest, without recourse, in a defined pool of eligible trade accounts receivable. Under the current terms of this agreement, the facility automatically renews each year. The fractional interest sold as of September 30, 1997 totaled $70,000,000. The amounts sold are reflected as a reduction in accounts receivable on the accompanying Consolidated Condensed Balance Sheets and costs associated with this program are recorded on the Consolidated Condensed Statements of Income as discount on sale of receivables.

4. NOTES PAYABLE

Notes payable at September 30, 1997 of $21,616,000 consisted of a fully utilized $15,000,000 unsecured domestic line of credit and $6,616,000 of the Company's international subsidiaries' working capital borrowings with local lenders. The Company's international working capital credit facilities aggregated $19,554,000, of which $12,938,000 was available at September 30, 1997. The international facilities are generally secured by the assets of the respective subsidiaries, with approximately $2,000,000 of the availability at one subsidiary being guaranteed by First Brands Corporation (U.S.).

5. TAXES

The provision for income tax expense for the three months ended September 30, 1997 and 1996 consists of the following:

                                                          Three Months
                                                              Ended
                                                          September 30,
                                                       ------------------
                                                       1997          1996
                                                       ----          ----
(in thousands)
       Current:
         Federal.............................        $ 3,200        $ 7,904
         State...............................            754          1,777
         Foreign.............................            841            707
                                                     -------        -------
             Total current...................          4,795         10,388
       Deferred:
         Federal.............................          2,397          1,398
         State...............................            531            310
         Foreign.............................             69            (71)
                                                     -------        -------
             Total deferred..................          2,997          1,637
                                                     -------        -------
                 Total provision.............        $ 7,792        $12,025
                                                     =======        =======


6. EARNINGS PER SHARE AND DIVIDENDS

Net income per share has been computed using the weighted average number of common shares and common share equivalents outstanding for the periods.

The Company has paid its shareholders quarterly cash dividends of $0.08 and $0.0625 per share for the first quarter of fiscal 1998 and 1997, respectively.

                            FIRST BRANDS CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion and analysis of the consolidated results of operations for the three month period ended September 30, 1997 should be read in conjunction with the accompanying unaudited Consolidated Condensed Financial Statements and related Notes. The Company is primarily engaged in the development, manufacture, marketing and sale of branded and private label consumer products for the home and automotive markets. The Company's products which include "GLAD", "GLAD-LOCK", "STP", "SCOOP AWAY", "EVERFRESH", "EVER CLEAN", "JONNY CAT", "STARTERLOGG" and "HEARTHLOGG" can be found in large mass merchandise stores, chain supermarkets and other retail outlets. The Company believes that the significant market positions occupied by its products are attributable to brand name recognition, comprehensive product offerings, continued product innovation, strong emphasis on vendor support and aggressive advertising and promotion.

RESULTS OF OPERATIONS

The following table sets forth the percentages of net sales of the Company represented by the components of income and expense for the three month periods ended September 30, 1997 and 1996:

                                                                  Three Months
                                                                      Ended
                                                                  September 30,
                                                                -----------------
                                                                1997         1996
                                                                ----         ----
    Net sales...........................................       100.0%       100.0%

    Cost of goods sold..................................        68.0         65.5
                                                               -----        -----
    Gross profit........................................        32.0         34.5

    Selling, general, and
      administrative expenses...........................        20.0         19.6

    Amortization and other depreciation.................         1.4          1.3

    Interest expense and amortization of debt
      discount and expense..............................         2.7          1.7

    Discount on sale of receivables.....................         0.4          0.4

    Other income (expense), net.........................        (0.1)         0.2
                                                               -----        -----
    Income before provision for income taxes............         7.4         11.7

    Provision for income taxes...........................        2.9          4.7
                                                               -----        -----
    Net income...........................................        4.5%         7.0%
                                                               =====        =====

QUARTER ENDED SEPTEMBER 30 1997 COMPARED TO THE QUARTER ENDED
SEPTEMBER 30, 1996

Sales for the three month period ended September 30, 1997 were $269,480,000, 5% ahead of last year's $255,597,000. Household product sales increased 12%, reflecting sales from recent acquisitions (NationalPak) along with higher fireplace product sales. These gains were partially offset by a 5% decline in plastic wrap and bag sales. The shortfall in the plastic wrap and bag category was primarily due to soft market conditions and heavy competitive activity, particularly in the zipper bag market. Excluding the Company's NationalPak acquisition and unfavorable exchange rates, international sales from household products were even with last year. Automotive product sales were down 12% due to the residual effects of inventory reductions by a major customer, as well as timing of certain customer orders. Pet product sales for the quarter were up 11% due to continued market growth, market share increases and new products.

Higher volumes generated from the NationalPak acquisition and increased polyethylene resin costs combined to increase cost of goods sold by 9%, to $183,195,000 from the prior year's level of $167,408,000. Gross profit for the quarter of $86,285,000 (32.0% of sales) was 98% of last year's $88,189,000
(34.5% of sales). The reduced gross margin reflects the aforementioned raise in polyethylene costs along with a less favorable product mix.

Selling, general and administrative expenses during the quarter of $53,911,000 (20.0% of sales), were 107% of last year's $50,219,000 (19.6% of sales). Costs associated with the NationalPak business and new product marketing costs resulted in the quarterly increase.

Amortization and other depreciation expense for the quarter was $3,860,000, 119% of the prior year's $3,254,000. The higher cost primarily reflects amortization expense associated with the NationalPak acquisition. Interest expense for the quarter was $7,114,000, up 67% over the prior year due to borrowing costs associated with the NationalPak acquisition. Discount on sale of receivables reflects the costs associated with the sale of a fractional ownership interest, without recourse, in a defined pool of the Company's eligible trade accounts receivable.

The Company's effective tax rate for the quarter was 39%, compared to the prior year's quarterly rate of 40%. Lower rates in the current year reflects a geographic change in the composition of worldwide pre-tax income, with a larger share of income coming from foreign operations with lower effective tax rates.

                               FINANCIAL CONDITION

Worldwide credit facilities in place at September 30, 1997 aggregated $420,982,000 of which $141,137,000 was available, but unused. Excluding costs associated with acquisitions, leased asset or stock repurchases, the Company expects to repay up to $60,000,000 on these credit facilities over the next twelve months by utilizing the positive cash flow generated by its businesses. During the quarter, the Company repurchased common shares valued at $5,627,000.

The Company's current forecast for the 1998 fiscal year reflects capital expenditures of approximately $42,500,000, and fixed payments (interest, principal, discount on sale of receivables and lease payments) of approximately $47,000,000.

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

               REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

First Brands' independent certified public accountants have performed a limited review of the financial information furnished herein in accordance with standards established by the American Institute of Certified Public Accountants. The Independent Auditors' Review Report is presented on Page 13 of this report.

                       Independent Auditors' Review Report

The Board of Directors
First Brands Corporation:

We have reviewed the consolidated condensed balance sheet of First Brands Corporation and subsidiaries as of September 30, 1997, and the related consolidated condensed statements of income for the three-month periods ended September 30, 1997 and 1996, the consolidated condensed statements of cash flows for the three-month periods ended September 30, 1997 and 1996, and the consolidated condensed statement of stockholders' equity for the three-month period ended September 30, 1997. These consolidated condensed financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of First Brands Corporation and subsidiaries as of June 30, 1997, and the related consolidated statement of income, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated August 1, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of June 30, 1997, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                                  /s/ KPMG Peat Marwick LLP

New York, New York
October 30, 1997

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

                                               FIRST BRANDS CORPORATION
                                                     (Registrant)

Date: November 7, 1997                          By: /s/ Donald A. DeSantis
                                                   -----------------------
                                                   Donald A. DeSantis
                                                   Senior Vice President and
                                                   Chief Financial Officer
                                                   (Principal Accounting
                                                   and Duly Authorized
                                                   Officer)