Form 10-Q
period 1997-12-31
FIRST BRANDS CORP
filed 1998-02-13
CIK 797320

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED DECEMBER 31, 1997               COMMISSION FILE NUMBER
                                                           1-10395
                            FIRST BRANDS CORPORATION
             (Exact name of registrant as specified in its charter)

       DELAWARE                                          06-1171404
------------------------                             -------------------
 State of Incorporation                                 (IRS Employer
                                                     Identification No.)

      83 Wooster Heights Rd., Building 301
                  P.O. Box 1911
            Danbury, Connecticut                          06813-1911
---------------------------------------------         -------------------
    (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code        203-731-2300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   YES  X         NO
                       ---            ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               CLASS                 Outstanding at February 1, 1998
----------------------------------   -------------------------------
     Common Stock, $.01 par value            39,647,762 shares

                            FIRST BRANDS CORPORATION

                               INDEX TO FORM 10-Q

                                                               PAGE
                                                               ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Condensed Statements of Income -
  For the Three Month Periods
  Ended December 31, 1997 and 1996.....................          3

Consolidated Condensed Statements of Income -
  For the Six Month Periods
  Ended December 31, 1997 and 1996.....................          4

Consolidated Condensed Balance Sheets -
  December 31, 1997 and June 30, 1997..................          5

Consolidated Condensed Statement of Stockholders'
  Equity - For the Six Month Period
  Ended December 31, 1997..............................          6

Consolidated Condensed Statements of Cash
  Flows - For the Six Month Periods
  Ended December 31, 1997 and 1996.....................          7

Notes to Consolidated Condensed Financial
  Statements...........................................       8-11

Item 2. Management's Discussion and Analysis
  of Results of  Operations  and Financial
  Condition.............................................     12-14

Independent Auditors' Review Report...................          15

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.............................          16

Items 2 - 6...........................................       16-17

SIGNATURE.............................................          18

                            FIRST BRANDS CORPORATION
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                        THREE MONTHS     THREE MONTHS
                                            ENDED            ENDED
                                        DECEMBER 31,     DECEMBER 31,
                                           1997              1996
                                        -----------      ----------

(in thousands - except per share
   amounts)

Net sales............................   $ 309,282           $ 279,952
Cost of goods sold...................     196,994             178,233
Selling, general and
  administrative expenses............      75,406              67,902
Amortization and other depreciation..       3,595               3,017
Restructuring expense................       2,700                 --
Interest expense and amortization
  of debt discount and expense.......       7,843               4,626
Discount on sale of receivables......       1,149               1,131
Other income (expense), net..........         259                 373
                                          --------           --------
Income before provision for income
  taxes and cumulative effect of
  change in accounting principles....      21,854              25,416
Provision for income taxes...........       8,547              10,065
                                          --------           --------
Income before cumulative effect of
  change in accounting principle.....      13,307              15,351
Cumulative effect of change
   in accounting principle,
   net of taxes .....................      (6,922)                --
                                          --------           --------
Net income...........................     $ 6,385            $ 15,351
                                          ========           ========
Basic earnings per common share
   (Note 7):
   Income before cumulative effect of
     change in accounting principle..     $  0.33             $  0.38
   Cumulative effect of change in
     accounting principle ..........        (0.17)                --
                                          --------           --------
Net income..........................      $  0.16             $  0.38
                                          ========           ========
Based on the following number
 of shares..........................       39,696              40,848
                                          ========           ========
Diluted earnings per common
   share (Note 7):
   Income before cumulative effect of
     change in accounting principle...    $  0.33             $  0.37
   Cumulative effect of change in
     accounting principle ...........       (0.17)                --
                                          --------           --------
Net income...........................     $  0.16             $  0.37
                                          ========           ========
Based on the following number
 of shares...........................      40,644              41,898
                                          ========           ========

     SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                            FIRST BRANDS CORPORATION
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                         SIX MONTHS       SIX MONTHS
                                           ENDED            ENDED
                                        DECEMBER 31,     DECEMBER 31,
                                            1997             1996
                                         ---------          ---------

(in thousands - except per
 share amounts)

Net sales............................   $ 578,762           $ 535,549
Cost of goods sold...................     380,189             345,641
Selling, general and
   administrative expenses...........     129,317             118,121
Amortization and other depreciation..       7,455               6,271
Restructuring expense................       2,700                 --
Interest expense and amortization
  of debt discount and expense.......      14,957               8,875
Discount on sale of receivables......       2,296               2,151
Other income (expense), net..........         (29)                958
                                        ---------           ---------
Income before provision for income
  taxes and cumulative effect of
  change in accounting principles....      41,819              55,448
Provision for income taxes...........      16,339              22,090
                                        ---------           ---------
Income before cumulative effect of
  change in accounting principle.....      25,480              33,358
Cumulative effect of change in
  accounting principle, net of taxes..     (6,922)               --
                                        ---------           ---------
Net income...........................    $ 18,558            $ 33,358
                                        =========           =========
Basic earnings per common share
  (Note 7):
      Income before cumulative effect
         of change in accounting
         principle...................     $  0.63             $  0.82
      Cumulative effect of change in
         accounting principle .......       (0.17)                --
                                        ---------            ---------
Net income...........................     $  0.46             $  0.82
                                        =========            =========
Based on the following number
 of shares...........................      39,819              41,087
                                        =========            =========

Diluted earnings per common
   share (Note 7):
     Income before cumulative effect
        of change in accounting
        principle ....................    $  0.63             $  0.80
     Cumulative effect of change in
        accounting principle .........      (0.17)                --
                                        ---------           ---------
Net income...........................     $  0.46             $  0.80
                                        =========           =========
Based on the following number
  of shares..........................      40,703              42,062
                                        =========           =========


     SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                            FIRST BRANDS CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                               DECEMBER 31,          JUNE 30,
                                                  1997                 1997
                                               -----------           ----------
                                               (UNAUDITED)
(dollars in thousands, except
  share amounts)

ASSETS:
Cash and cash equivalents...................   $    9,129         $    7,465
Accounts and notes receivable - net.........      132,400            137,380
Inventories.................................      158,624            151,976
Deferred tax assets.........................       22,441             24,702
Prepaid expenses............................        6,761              7,551
                                                ---------          ----------
 Total current assets......................       329,355            329,074

Property, plant and equipment (net of
  accumulated depreciation of $156,834 and
  $141,691).................................      416,577            377,128
Patents, trademarks, proprietary technology
  and other intangibles (net of accumulated
  amortization of $198,457 and $192,631)....      294,222            310,095
Deferred charges and other assets (net of
  accumulated amortization of $52,283
  and $52,029)..............................       31,493             37,311
                                                ---------          ----------
          Total assets......................   $1,071,647         $1,053,608
                                                =========          ==========
LIABILITIES AND STOCKHOLDERS' EQUITY:

Liabilities
Notes payable...............................   $   18,626         $    8,432
Current maturities of long-term debt........        2,742              2,811
Accrued income and other taxes..............          930              7,373
Accounts payable............................       43,317             61,877
Accrued liabilities.........................       69,996            104,201
                                                ---------          ----------
     Total current liabilities..............      135,611            184,694

Long-term debt..............................      452,733            380,467
Deferred taxes payable......................       77,817             74,058
Deferred gain on sale of assets.............           74                148
Other long-term obligations.................       20,654             20,325

Stockholders' Equity
Preferred stock, $1 par value, 10,000,000
  shares authorized; none issued............          --                 --
Common stock, $0.01 par value, 120,000,000
  shares authorized at December 31, 1997
  and June 30, 1997; issued 43,500,762
  shares at December 31, 1997 and
  43,394,044 shares at June 30, 1997
  (Note 7)..................................          435                434
Capital in excess of par value..............      132,344            130,994
Cumulative foreign currency translation
  adjustment................................      (21,799)           (12,455)
Common stock in treasury, at cost; 3,859,000
  shares at December 31, 1997 and
  3,355,000 at June 30, 1997................     (109,388)           (96,837)
Retained earnings...........................      383,166            371,780
                                                ---------         ----------
     Total stockholders' equity.............      384,758            393,916
                                                ---------         ----------
          Total liabilities and stockholders'
             equity.........................   $1,071,647         $1,053,608
                                                =========         ==========

     SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                                       -5-









                            FIRST BRANDS CORPORATION
            CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                FOR THE SIX MONTH PERIOD ENDED DECEMBER 31, 1997
                                   (UNAUDITED)


                                                 Cumulative
                                     Capital       Foreign
                           Common   in Excess      Currency
                            Stock    of Par      Translation  Treasury     Retained
(in thousands)            Par Value   Value       Adjustment   Stock        Earnings     Total
                          ----------  --------    -----------  -------      ---------    ------
Balance as of
 June 30, 1997 ............  $ 434    $130,994    $(12,455)    $(96,837)    $371,780   $393,916

Exercise of
 Stock Options.............     1       1,350        --          --          --           1,351

Cash Dividends.............     --       --          --          --          (7,172)     (7,172)
Purchase of
 Treasury Stock............     --       --          --         (12,551)      --        (12,551)

Net Income.................     --       --          --          --          18,558      18,558

Foreign Currency
 Translation Adjustment....     --       --         (9,344)      --              --      (9,344)
                              -----    --------   ---------   ----------     -------   --------
Balance as of
 December 31, 1997.........  $ 435    $132,344   $ (21,799)  $ (109,388)   $383,166    $384,758
                             =====    ========   =========   ==========    ========    ========

     SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                            FIRST BRANDS CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                           SIX MONTHS     SIX MONTHS
                                              ENDED         ENDED
                                          DECEMBER 31,    DECEMBER 31,
                                              1997           1996
                                         ------------     ------------
  (in thousands)
Cash flows from operating activities:
  Net income...........................   $ 18,558        $ 33,358
    Adjustments to reconcile net income
     to net cash provided by
     operating activities:
Cumulative effect of change in
  accounting principle.................      6,922            --
  Depreciation and amortization........     22,570          20,277
  Deferred income taxes................      6,055           3,280
  Restructuring expense................      2,700            --
Change in certain non-cash current
  assets and liabilities:
  Decrease in accounts receivable......     21,896           5,454
  (Increase) decrease in inventories...     (6,648)          9,044
  Decrease  in prepaid expenses........        790           2,543
  (Decrease)   increase  in  accrued
     income and other taxes............     (1,915)          8,651
(Decrease) in accounts payable.........    (18,560)        (30,981)
(Decrease) in accrued liabilities......    (36,905)        (45,019)
Other changes..........................      3,044            (708)
                                         ----------      ----------
    Total adjustments..................        (51)        (27,459)
                                         ----------      ----------
Net cash provided by operating
   activities..........................     18,507           5,899
Cash flows from investing activities:
  Capital expenditures.................    (17,089)        (14,000)
  Acquisition of leased assets.........    (44,208)        (22,320)
  Purchase and installation of
  information system...................     (4,565)         (4,368)
                                         ----------       ---------
Net cash (used for) investing
  activities...........................    (65,862)        (40,688)
                                         ----------      ----------
Cash flows from financing activities:
  Increase in credit facility
     borrowings, net...................     70,529          45,000
  Increase in other borrowings, net....     11,862           5,889
  (Decrease) increase in
     securitization of accounts
     receivable........................    (15,000)         10,000
  Proceeds from exercise of stock
     options...........................      1,351           2,099
  Purchase of common stock for
     treasury..........................    (12,551)        (23,089)
Dividends paid.........................     (7,172)         (5,828)
                                         ----------      ----------
Net cash provided by financing
  activities...........................     49,019          34,071
                                         ----------      ----------
Net increase (decrease) in cash and
  cash equivalents.....................      1,664            (718)
Cash and cash equivalents at beginning
  of period............................      7,465           8,326
                                         ----------      ----------
Cash and cash equivalents at end of
  period...............................   $  9,129         $ 7,608
                                         ==========      ==========

     SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                            FIRST BRANDS CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION
In the opinion of management, the accompanying unaudited consolidated condensed financial statements include all adjustments (all of which were of a normal recurring nature) necessary to fairly present the results of operations for the interim periods. All material intercompany transactions and balances have been eliminated. The results of operations for the three and six month periods ended December 31, 1997 are not necessarily indicative of the results for a full year.

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

INVENTORIES
Inventories were comprised of:

                                         December 31,   June 30,
                                              1997        1997
                                         ------------   ---------
                                              (in thousands)

   Raw materials....................... $   37,092      $   34,518
   Work-in-process.....................      6,295           5,795
   Finished goods......................    115,237         111,663
                                         ---------       ---------
       Total...........................  $ 158,624       $ 151,976
                                         =========       =========

2. RESTRUCTURING

During the second quarter of fiscal 1998, the Company recorded an additional restructuring charge of $2,700,000, increasing the $19,000,000 restructuring charge established during the fourth quarter of fiscal 1997. The restructuring reserve included expenses for employee related costs, primarily an early retirement package and other costs to obtain personnel reductions, and certain asset write down and disposal expenses largely related to a distribution facility and office center in East Hartford, CT. The additional charge is due to greater than anticipated participation in the early retirement program and revision of earlier estimates.

3.  LONG-TERM DEBT

First Brands had long-term debt outstanding as of December 31, 1997 and June 30, 1997 as follows:

                                                             December 31,   June 30,
                                                                1997          1997
                                                             -----------    ---------
Senior Debt:                                                       (in thousands)
  $300,000,000 Revolving Credit Facility, 5 year term
     expiring February 2002, interest at prime rate,
     LIBOR plus .275% or CD rate plus .4%; facility
     fee of .15%..............................................  $240,000    $162,000
  $65,080,000 Australian and New Zealand Credit
     Facility, 7 year term expiring March 2004,
     interest at local Bill Rate plus .7%.....................    50,804      58,727
  $11,232,000 Canadian Credit Facility, 5 year
     term expiring March 2002, interest at Canadian
     prime rate, LIBOR plus .425% or Canadian
     Bankers Acceptance plus .425% ...........................     9,071       8,619
  Other.......................................................     5,600       3,932
                                                               ---------   ---------
                                                                 305,475     233,278
  Less: current maturities...................................     (2,742)     (2,811)
                                                               ---------   ---------
     Senior Debt.............................................    302.733     230,467
                                                               ---------   ---------
  Subordinated Debt:
   7 1/4% Senior Notes Due 2007..............................    150,000     150,000
                                                               ---------   ---------
     Total Long-term debt....................................  $ 452,733   $ 380,467
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

First Brands was in compliance with the covenants of all debt agreements at December 31, 1997.

4. ACCOUNTS RECEIVABLE

The Company is engaged in a program to sell up to $100,000,000 in fractional ownership interest, without recourse, in a defined pool of eligible trade accounts receivable. Under the current terms of this agreement, the facility automatically renews each year. The fractional interest sold as of December 31, 1997 totaled $70,000,000. The amounts sold are reflected as a reduction in accounts receivable on the accompanying Consolidated Condensed Balance Sheets and costs associated with this program are recorded on the Consolidated Condensed Statements of Income as discount on sale of receivables.

5.  NOTES PAYABLE

Notes payable at December 31, 1997 of $18,626,000 consisted of $10,700,000 of a $15,000,000 unsecured domestic line of credit and $7,926,000 of the Company's international subsidiaries' working capital borrowings with local lenders. The Company's international working capital credit facilities aggregated $18,769,000, of which $10,843,000 was available at December 31, 1997. The international facilities are generally secured by the assets of the respective subsidiaries, with approximately $2,000,000 of the availability at one subsidiary being guaranteed by First Brands Corporation (U.S.).

6.  TAXES

The provision for income tax expense for the three and six-months ended December 31, 1997 and 1996 consists of the following:

                                  Three Months          Six Months
                                      Ended                Ended
                                   December 31,         December 31,
                              ------------------   -------------------
                                1997      1996      1997         1996
                              -------   --------   -------      ------
(in thousands)
    Current:
      Federal..............   $ 3,632   $ 6,321    $ 6,832      $14,225
      State ...............       715     1,477      1,469        3,254
      Foreign .............     1,142       624      1,983        1,331
                              -------   -------   --------      -------
          Total current....     5,489     8,422     10,284       18,810
    Deferred:
      Federal..............     2,379     1,398      4,776        2,796
      State................       188       310        719          620
      Foreign..............       491       (65)       560         (136)
                              -------   -------   --------      -------
          Total deferred...     3,058     1,643      6,055        3,280
                              -------   -------   --------      -------
             Total provision  $ 8,547   $10,065    $16,339       $22,090
                              =======   =======   ========      ========

7.  EARNINGS PER SHARE AND DIVIDENDS

Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". SFAS No. 128 establishes standards for computing and presenting both basic and diluted earnings per share ("EPS"). Basic EPS represents the earnings available to each common share outstanding during the reporting period. Diluted EPS reflects the earnings available to each common share after the affect of all potentially dilutive common shares, such as stock options and convertible securities. SFAS No. 128 requires a reconciliation between of the basic and diluted EPS numerator and denominator. For the Company, the numerator is constant for both the basic and diluted calculation. The denominator used in the diluted EPS calculation was increased by 948,000 and 884,000 common share equivalents pertaining to stock options for the three and six-month periods ended December 31, 1997, respectively, and 1,050,000 and 975,000 common share equivalents pertaining to stock options for the three and six-month periods ended December 31, 1996, respectively.

The Company has paid its shareholders quarterly cash dividends of $0.08 and $0.10 per share for the first and second quarters of fiscal 1998, respectively, and $0.0625 and $0.08 per share for the first and second quarters of fiscal 1997, respectively.

8. CHANGE IN ACCOUNTING PRINCIPLE

During the second quarter of fiscal 1998 the Company recorded a $11,450,000 pre-tax charge. This charge relates to a change in accounting as required under a consensus published by the FASB's Emerging Issues Task Force regarding Issue No. 97-13 (November 1997), that requires immediate expensing of costs related to certain business process re-engineering activities and information technology transformations which have been previously capitalized.

9. FINANCIAL INSTRUMENTS

During the second quarter of fiscal 1998 the Company entered into a contract to fix the price of an additional 17% of its domestic polyethylene resin requirements for the GLAD plastic wrap and bag business. With this new agreement, the Company's contracts currently cover approximately 37% of its domestic resin requirements until December 31, 2000. Starting in 2001, the counter party has an annual option to extend one of the contracts, which today covers approximately 20% of the domestic requirements, through 2003. The contract prices are less than the market average for the last four years.

                            FIRST BRANDS CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion and analysis of the consolidated results of operations for the three and six month periods ended December 31, 1997 should be read in conjunction with the accompanying unaudited Consolidated Condensed Financial Statements and related Notes. The Company is primarily engaged in the development, manufacture, marketing and sale of leading consumer products. The Company's products which include "GLAD", "GLAD-LOCK", "STP", "SCOOP AWAY", "EVERFRESH", "EVER CLEAN", "JONNY CAT", "STARTERLOGG" and "HEARTHLOGG" can be found in large mass merchandise stores, chain supermarkets and other retail outlets. The Company believes that the significant market positions occupied by its products are attributable to brand name recognition, comprehensive product offerings, continued product innovation, strong emphasis on vendor support and aggressive advertising and promotion.

RESULTS OF OPERATIONS

The following table sets forth the percentages of net sales of the Company represented by the components of income and expense for the three and six month periods ended December 31, 1997 and 1996:

                                       Three Months           Six Months
                                           Ended                 Ended
                                         December 31,         December 31,
                                       -----------------     ---------------
                                       1997        1996      1997       1996
                                       ----        ----      ----       ----
   Net sales......................    100.0%      100.0%    100.0%     100.0%

   Cost of goods sold.............     63.7        63.7      65.7       64.5
                                      ------       -----    ------     ------
   Gross profit...................     36.3        36.3      34.3       35.5

   Selling, general, and
     administrative expenses......     24.4        24.2      22.3       22.1
   Amortization and other
     depreciation ................      1.1         1.1       1.3        1.2
   Restructuring expense..........      0.9         --        0.5        --
   Interest expense and
     amortization of debt
     discount and expense.........      2.5         1.6       2.6        1.7
   Discount on sale of receivables      0.3         0.4       0.4        0.4
   Other income (expense), net....      0.0         0.1       0.0        0.2
                                      ------       -----    ------     ------
   Income before provision
     for income taxes
     and cumulative effect of
     change in accounting
     principle....................      7.1         9.1       7.2       10.3
   Provision for income taxes.....      2.8         3.6       2.8        4.1
                                      ------       -----    ------     ------
   Income before cumulative effect
    of change in accounting
    principle.....................      4.3         5.5       4.4        6.2
   Cumulative effect of change in
    accounting principle..........     (2.2)         --      (1.2)       --
                                      ------       -----    ------     ------
   Net income.....................      2.1%        5.5%      3.2%       6.2%
                                      ======       =====    ======     ======

    QUARTER AND SIX MONTHS ENDED DECEMBER 31 1997 COMPARED TO THE QUARTER AND
                       SIX MONTHS ENDED DECEMBER 31, 1996

Sales for the three month period ended December 31, 1997 were $309,282,000, 10% ahead of last year's $279,952,000. For the six month period, sales were $578,762,000, 8% above the prior year's $535,549,000. Household product sales for the quarter increased 13%, reflecting sales from recent acquisitions (NationalPak) along with higher fireplace product sales. Plastic wrap and bag sales, excluding acquisitions, were off 4% primarily due to the move of a major GLAD promotion to the third fiscal quarter where it is expected to be more successful. Year-to-date, household product sales are 12% ahead of the prior year. Automotive product sales were flat for the quarter, with domestic sales up slightly, and international and export sales off due to weakening demand in Asian markets. Year-to-date automotive sales are down 7% due to the residual effects of inventory reductions by a major customer, as well as the timing of certain customer orders. Quarterly and year-to-date sales of pet product grew 14% and 13%, respectively, over the prior year due to continued market growth, market share increases and new products.

Cost of goods sold for the quarter was $196,994,000, 111% of last year's $178,233,000. Year-to -date, cost of goods sold was $380,189,000, 110% of the prior year's $345,641,000. Higher volumes generated from the NationalPak acquisition resulted in increased costs for the quarter and year-to-date. Increased polyethylene resin costs also affected the year-to-date results.

Gross profit for the quarter of $112,288,000 (36.3% of sales) was 110% of last year's $101,719,000 (36.3% of sales). Year-to-date, gross profit of $198,573,000
(34.3% of sales) was 105% of last year's $189,908,000 (35.5% of sales).

Selling, general and administrative expenses during the quarter of $75,406,000 (24.4% of sales), were 111% of last year's $67,902,000 (24.2% of sales).
Year-to-date, expenses of $129,317,000 (22.3% of sales), were 109% of last year's $118,121,000 (22.1% of sales). The increase over last year reflects expenses associated with the NationalPak business as well as new product marketing costs.

Amortization and other depreciation expense for the quarter was $3,595,000, 119% of the prior year's $3,017,000, and for the six months was $7,455,000, 119% of the prior year's $6,271,000. The higher cost primarily reflects amortization expense associated with the NationalPak acquisition. Interest expense of $7,843,000 for the quarter and $14,957,000 for the six month period was roughly 70% above the same period last year due to borrowing costs associated with the NationalPak acquisition. Discount on sale of receivables reflects the costs associated with the sale of a fractional ownership interest, without recourse, in a defined pool of the Company's eligible trade accounts receivable.

The Company's effective tax rate for the quarter and six months was 39%, compared to the prior year's rate of 40%. Lower rates in the current year reflects a geographic change in the composition of worldwide pre-tax income, with a larger share of income coming from foreign operations with lower effective tax rates.

                               FINANCIAL CONDITION

Worldwide credit facilities in place at December 31, 1997 aggregated $412,950,000 of which $91,580,000 was available, but unused. Excluding costs associated with acquisitions and stock repurchases, the Company expects to repay up to $60,000,000 on these credit facilities over the next twelve months by utilizing the positive cash flow generated by its businesses. During the second quarter and first half of fiscal 1998, the Company repurchased common shares valued at $6,924,000 and $12,551,000, respectively. During the first half of fiscal 1998, the Company also acquired previously leased equipment totaling $44,208,000.

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

                CAUTIONARY STATEMENT AND "SAFE HARBOR" PROVISIONS
             OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 are contained within this report, reflecting management's current estimate of future events. These forward-looking statements are based on many assumptions, primarily related to the Company's expected operating performance, and contain a number of risks and uncertainties including changes in consumer demand, changes in prices of raw materials, changes in distribution channels and competitive conditions, consumer acceptance of new product lines, the company's ability to control internal costs, the successful development of new technologies, the implementation of strategic initiatives and general economic conditions. Accordingly, such forward-looking statements should not be relied upon as a prediction of actual results.

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

                       Independent Auditors' Review Report

The Board of Directors
First Brands Corporation:

We have reviewed the consolidated condensed balance sheet of First Brands Corporation and subsidiaries as of December 31, 1997, and the related consolidated condensed statements of income for the three and six-month periods ended December 31, 1997 and 1996, the consolidated condensed statements of cash flows for the six-month periods ended December 31, 1997 and 1996, and the consolidated condensed statement of stockholders' equity for the six-month period ended December 31, 1997. These consolidated condensed financial statements are the responsibility of the Company's management.

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

As discussed in note 8, the Company changed its method of accounting for business process reengineering costs effective October 1, 1997.

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


New York, New York
January 29, 1998

                           PART II - OTHER INFORMATION

Item 1.        Legal Proceedings
               None.

Item 2.        Changes in Securities
               None.

Item 3.        Defaults Upon Senior Securities
               None.

Item 4. Submission of Matters to a Vote of Security Holders Submitted at the Annual Meeting of Stockholders,
               October 24, 1997.


               1) Election of four Directors, each to serve for a three-year term expiring on the date of the Annual Meeting of Stockholders in 2000 and/or until his successor is duly elected or appointed and qualified:

               Name                        For          Withheld
               ----                        ---          --------
               John C. Ferries           36,057,048     93,866
               James R. Maher            35,981,003    169,911
               William V. Stephenson     35,953,023    197,891
               Robert G. Tobin           36,006,773    144,141

               2. Ratification of the selection by the Board of Directors of KPMG Peat Marwick LLP as independent auditors of the Company for the fiscal year 1998:

                                               Abstentions and
                   For         Against        Broker Non-Votes
               ----------      -------        ----------------
               36,036,198      49,214              65,502

               3. Ratification of the First Brands Corporation 1998 Performance Stock Option and Incentive Plan.

                                                Abstentions and
                   For         Against         Broker Non-Votes
                   ---         -------         ----------------
               34,091,100     1,947,085            112,729

Item 5.        Other Information
               None.

Item 6.        Exhibits and Reports on Form 8-K

         A. Exhibit Index:

Exhibit
Number                        Description of Exhibit
--------                      -----------------------
11*      --   Computation of Net Income Per Common Share
15*      --   Accountants' Acknowledgment
27*      --   EDGAR Financial Data Schedule

------------
* Filed herewith

        B. Reports on Form 8-K
           None.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            FIRST BRANDS CORPORATION
                                 (Registrant)


Date: February 12, 1998           By: /s/ Donald A. DeSantis
                                     -----------------------
                                     Donald A. DeSantis
                                     Senior Vice President and
                                     Chief Financial Officer
                                     (Principal Accounting
                                     and Duly Authorized
                                     Officer)