Form 10-Q
period 1998-03-31
FIRST BRANDS CORP
filed 1998-05-15
CIK 797320

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED  MARCH 31, 1998                     COMMISSION FILE NUMBER
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

                        YES   X                NO
                            -----                 -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               CLASS                              Outstanding at May 1, 1998
      Common Stock, $.01 par value                     39,554,312 shares

                            FIRST BRANDS CORPORATION

                               INDEX TO FORM 10-Q

                                                                                   PAGE
                                                                                   ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Condensed Statements of Income -
 For the Three Month Periods
 Ended March 31, 1998 and 1997..........................................              3

Consolidated Condensed Statements of Income -
 For the Nine Month Periods
 Ended March 31, 1998 and 1997..........................................              4

Consolidated Condensed Balance Sheets -
 March 31, 1998 and June 30, 1997.......................................              5

Consolidated Condensed Statement of Stockholders'
 Equity - For the Nine Month Period
 Ended March 31, 1998...................................................              6

Consolidated Condensed Statements of Cash
 Flows - For the Nine Month Periods
 Ended March 31, 1998 and 1997..........................................              7

Notes to Consolidated Condensed Financial
 Statements.............................................................           8-11

Item 2.   Management's Discussion and Analysis
 of Results of Operations and Financial Condition.......................          12-14

Independent Auditors' Review Report.....................................             15


PART II - OTHER INFORMATION

Item 1. Legal Proceedings...............................................             16

Items 2 - 6.............................................................             16

SIGNATURE...............................................................             17

                            FIRST BRANDS CORPORATION
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                       THREE MONTHS            THREE MONTHS
                                                           ENDED                   ENDED
                                                         MARCH 31,               MARCH 31,
                                                           1998                    1997
                                                    ----------------        -----------------
(in thousands - except per share amounts)

Net sales........................................        $ 296,414                 $ 264,886
Cost of goods sold...............................          190,978                   168,764
Selling, general and
  administrative expenses........................           66,961                    61,985
Amortization and other depreciation..............            3,655                     3,266
Interest expense and amortization of debt
  discount and expense...........................            7,555                     3,974
Discount on sale of receivables..................            1,107                     1,212
Other income (expense), net......................             (178)                     (135)
                                                          --------                   -------
Income before provision for income
  taxes and extraordinary loss...................           25,980                    25,550
Provision for income taxes.......................            9,942                     9,496
                                                          --------                   -------
Income before extraordinary loss.................           16,038                    16,054
Extraordinary loss relating to the repurchase
  of subordinated notes, net of taxes............            --                         (633)
                                                          --------                  --------
Net income.......................................         $ 16,038                  $ 15,421
                                                          ========                  ========

Basic earnings per common share (Note 7):
   Income before extraordinary loss..............          $  0.41                   $  0.40
   Extraordinary loss ...........................             --                       (0.02)
                                                           -------                   -------
   Net income....................................          $  0.41                   $  0.38
                                                           =======                   =======

Based on the following number of shares..........           39,556                    40,592
                                                            ======                    ======

Diluted earnings per common share (Note 7):
   Income before extraordinary loss .............          $  0.40                   $  0.39
   Extraordinary loss............................             --                       (0.02)
                                                         ---------                   -------
   Net income....................................          $  0.40                   $  0.37
                                                           =======                   =======

Based on the following number of shares..........           40,487                    41,528
                                                            ======                    ======



     SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                            FIRST BRANDS CORPORATION
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                        NINE MONTHS             NINE MONTHS
                                                           ENDED                   ENDED
                                                         MARCH 31,               MARCH 31,
                                                           1998                    1997
                                                      --------------           -------------
(in thousands - except per share amounts)

Net sales........................................         $875,176                 $800,435
Cost of goods sold...............................          571,167                  514,405
Selling, general and
  administrative expenses........................          196,278                  180,106
Amortization and other depreciation..............           11,110                    9,537
Restructuring expense............................            2,700                       --
Interest expense and amortization of debt
  discount and expense...........................           22,512                   12,849
Discount on sale of receivables..................            3,403                    3,363
Other income (expense), net......................             (207)                     823
                                                          --------                 --------
Income before provision for income taxes,
  extraordinary loss and cumulative effect of
  change in accounting principles................           67,799                   80,998
Provision for income taxes.......................           26,281                   31,586
                                                          --------                 --------
Income before extraordinary loss and cumulative
  effect of change in accounting principle.......           41,518                   49,412
Extraordinary loss relating to the repurchase
  of subordinated notes, net of taxes............               --                     (633)
Cumulative effect of change in accounting
  principle, net of taxes........................           (6,922)                      --
                                                          --------                 --------
Net income.......................................         $ 34,596                 $ 48,779
                                                          ========                 ========

Basic earnings per common share (Note 7):
   Income before extraordinary loss and cumulative
     effect of change in accounting principle ...          $  1.04                  $  1.21
   Extraordinary loss............................               --                    (0.02)
   Cumulative effect of change in accounting
     principle...................................            (0.17)                      --
                                                           -------                  -------
Net income.......................................          $  0.87                  $  1.19
                                                           =======                  =======

Based on the following number of shares..........           39,733                   40,924
                                                            ======                   ======

Diluted earnings per common share (Note 7):
   Income before extraordinary loss and cumulative
     effect of change in accounting principle....          $  1.02                  $  1.18
   Extraordinary loss............................               --                    (0.02)
   Cumulative effect of change in accounting
     principle...................................            (0.17)                      --
                                                           -------                  -------
Net income.......................................          $  0.85                  $  1.16
                                                           =======                  =======

Based on the following number of shares..........           40,624                   41,865
                                                            ======                   ======


     SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                            FIRST BRANDS CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                            MARCH 31,               JUNE 30,
(dollars in thousands, except share amounts)                  1998                    1997
                                                          -----------               --------
                                                          (UNAUDITED)
ASSETS:
Cash and cash equivalents...........................       $    9,677            $     7,465
Accounts and notes receivable - net.................          120,520                137,380
Inventories.........................................          166,244                151,976
Deferred tax assets.................................           20,149                 24,702
Prepaid expenses....................................            7,305                  7,551
                                                          -----------            -----------
  Total current assets..............................          323,895                329,074

Property, plant and equipment (net of accumulated
  depreciation of $162,776 and $141,691)............          411,498                377,128
Patents, trademarks, proprietary technology
  and other intangibles (net of accumulated
  amortization of $202,083 and $192,631)............          291,268                310,095
Deferred charges and other assets (net of
  accumulated amortization of $52,330 and $52,029)..           36,049                 37,311
                                                          -----------            -----------
          Total assets..............................      $ 1,062,710            $ 1,053,608
                                                          ===========            ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:

Liabilities
Notes payable.......................................      $    15,149            $     8,432
Current maturities of long-term debt................            3,512                  2,811
Accrued income and other taxes......................            5,323                  7,373
Accounts payable....................................           39,791                 61,877
Accrued liabilities.................................           62,307                104,201
                                                          -----------             ----------
     Total current liabilities......................          126,082                184,694

Long-term debt......................................          446,065                380,467
Deferred taxes payable..............................           79,081                 74,058
Other long-term obligations.........................           21,530                 20,473

Stockholders' Equity
Preferred stock, $1 par value, 10,000,000
  shares authorized; none issued....................               -                      -
Common stock, $0.01 par value, 120,000,000 shares
  authorized at March 31, 1998 and June 30, 1997;
  issued 43,527,262 shares at March 31, 1998
  and 43,394,044 shares at June 30, 1997 (Note 7)...              435                    434
Capital in excess of par value......................          132,687                130,994
Cumulative foreign currency translation adjustment..          (22,097)               (12,455)
Common stock in treasury, at cost; 4,190,300 shares at
 March 31, 1998 and 3,355,000 at June 30, 1997......         (116,320)               (96,837)
Retained earnings...................................          395,247                371,780
                                                          -----------            -----------
     Total stockholders' equity.....................          389,952                393,916
                                                          -----------            -----------
          Total liabilities and stockholders' equity      $ 1,062,710            $ 1,053,608
                                                          ===========            ===========



     SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                            FIRST BRANDS CORPORATION
            CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE NINE MONTH PERIOD ENDED MARCH 31, 1998
                                   (UNAUDITED)

                                              Cumulative
                                     Capital    Foreign
                          Common    in Excess  Currency
                           Stock     of Par   Translation    Treasury      Retained
(in thousands)           Par Value    Value   Adjustment       Stock       Earnings      Total
                         ---------  --------- -----------    --------      --------      -----
Balance as of
 June 30, 1997 .........   $ 434   $ 130,994  $ (12,455)    $ (96,837)   $ 371,780    $ 393,916

Exercise of
 Stock Options..........       1       1,693          -             -            -        1,694

Cash Dividends..........       -           -          -             -      (11,129)     (11,129)

Purchase of
 Treasury Stock.........       -           -          -       (19,483)           -      (19,483)

Net Income..............       -           -          -             -       34,596       34,596

Foreign Currency
 Translation Adjustment.       -           -     (9,642)            -            -       (9,642)
                           -----   ---------  ---------     ---------    ---------    ---------

Balance as of
 March 31, 1998.........   $ 435   $ 132,687  $ (22,097)    $(116,320)   $ 395,247    $ 389,952
                           =====   =========  =========     =========    =========    =========




     SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                            FIRST BRANDS CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                           NINE MONTHS          NINE MONTHS
                                                              ENDED                ENDED
                                                            MARCH 31,            MARCH 31,
(in thousands)                                                1998                  1997
                                                          -------------         -----------
Cash flows from operating activities:
  Net income........................................       $ 34,596             $ 48,779
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Cumulative effect of change in accounting
       principle....................................          6,922                   --
    Extraordinary loss..............................             --                  633
    Depreciation and amortization...................         33,802               30,409
    Deferred income taxes...........................          9,540                4,958
    Restructuring expense...........................          2,700                   --
  Change in certain non-cash current assets and
     liabilities:
       Decrease in accounts receivable..............         33,620               20,934
       (Increase) in inventories....................        (14,268)              (9,088)
       Decrease in prepaid expenses.................            246                  266
       Increase in accrued income and other taxes...          2,462                7,723
       (Decrease) in accounts payable...............        (22,086)             (17,112)
       (Decrease) in accrued liabilities............        (44,594)             (42,752)
  Other changes.....................................          1,570               (4,852)
                                                           --------             --------
      Total adjustments.............................          9,914               (8,881)
                                                           --------             --------
Net cash provided by operating activities...........         44,510               39,898
                                                           --------             --------

Cash flows from investing activities:
   Capital expenditures.............................        (26,050)             (24,110)
   Acquisition of leased assets.....................        (44,208)             (22,320)
   Acquisition of business, net of  cash acquired...             --             (159,004)
   Retirements of plant and equipment...............          6,701                   --
   Purchase and installation of information system..         (7,839)              (7,924)
                                                           --------             --------
Net cash (used for) investing activities............        (71,396)            (213,358)
                                                           --------             --------

Cash flows from financing activities:
    Increase in credit facility borrowings, net.....         64,842               46,485
    Increase in other borrowings, net...............          8,174               10,864
    (Decrease) increase in securitization of
        accounts receivable.........................        (15,000)              10,000
    Proceeds from exercise of stock options.........          1,694                2,848
    Issuance of senior notes, net of underwriting
        discounts...................................             --              149,292
    Purchase of common stock for treasury...........        (19,483)             (33,653)
    Dividends paid..................................        (11,129)              (9,068)
                                                           --------             --------
Net cash  provided by financing activities..........         29,098              176,768
                                                           --------             --------

Net increase (decrease) in cash and cash equivalents          2,212                3,308
Cash and cash equivalents at beginning of period....          7,465                8,326
                                                           --------             --------
Cash and cash equivalents at end of period..........       $  9,677             $ 11,634
                                                           ========             ========


       SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                            FIRST BRANDS CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 BASIS OF PRESENTATION
In the opinion of management, the accompanying unaudited consolidated condensed financial statements include all adjustments (all of which were of a normal recurring nature) necessary to fairly present the results of operations for the interim periods. All material intercompany transactions and balances have been eliminated. The results of operations for the three and nine month periods ended March 31, 1998 are not necessarily indicative of the results for a full year.

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

INVENTORIES

Inventories were comprised of:

                                                           March 31,        June 30,
                                                              1998            1997
                                                          ----------       ----------
                                                                 (in thousands)

    Raw materials...................................    $   36,691       $   34,518
    Work-in-process.................................         5,214            5,795
    Finished goods..................................       124,339          111,663
                                                         ---------        ---------
        Total.......................................     $ 166,244        $ 151,976
                                                         =========        =========

2. RESTRUCTURING

During the second quarter of fiscal 1998, the Company recorded an additional restructuring charge of $2,700,000, increasing the $19,000,000 restructuring charge established during the fourth quarter of fiscal 1997. The restructuring reserve included expenses for employee related costs, primarily an early retirement package and other costs to obtain personnel reductions, and certain asset write down and disposal expenses largely related to a distribution facility and office center in East Hartford, CT. The additional charge was due to greater than anticipated participation in the early retirement program and revision of earlier estimates.

3.  LONG-TERM DEBT

First Brands had long-term debt outstanding as of March 31, 1998 and June 30, 1997 as follows:

                                                                               March 31,       June 30,
                                                                                 1998           1997
                                                                               ---------       --------
                                                                                    (in thousands)
Senior Debt:
  $300,000,000 Revolving Credit Facility, 5 year term
    expiring February 2002, interest at prime rate,
    LIBOR plus .275% or CD rate plus .4%; facility
    fee of .15% ............................................................   $ 240,000    $ 162,000
  $65,770,000 Australian and New Zealand Credit
     Facility, 7 year term expiring March 2004,
     interest at local Bill Rate plus .7% ..................................      47,569       58,727
  $11,286,000 Canadian Credit Facility, 5 year
     term expiring March 2002, interest at Canadian
     prime rate, LIBOR plus .425% or Canadian
     Bankers Acceptance plus .425% .........................................       6,619        8,619
  Other ....................................................................       5,389        3,932
                                                                               ---------    ---------
                                                                                 299,577      233,278
  Less: current maturities .................................................      (3,512)      (2,811)
                                                                               ---------    ---------
      Senior Debt ..........................................................     296,065      230,467
                                                                               ---------    ---------
Subordinated Debt:
  7 1/4% Senior Notes Due 2007 .............................................     150,000      150,000
                                                                               ---------    ---------
      Total Long-term debt .................................................   $ 446,065    $ 380,467
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

First Brands was in compliance with the covenants of all debt agreements at March 31, 1998.

4. ACCOUNTS RECEIVABLE

The Company is engaged in a program to sell up to $100,000,000 in fractional ownership interest, without recourse, in a defined pool of eligible trade accounts receivable. Under the current terms of this agreement, the facility automatically renews each year. The fractional interest sold as of March 31, 1998 totaled $70,000,000. The amounts sold are reflected as a reduction in accounts receivable on the accompanying Consolidated Condensed Balance Sheets and costs associated with this program are recorded on the Consolidated Condensed Statements of Income as discount on sale of receivables.

5.  NOTES PAYABLE

Notes payable at March 31, 1998 of $15,149,000 consisted of $7,500,000 of a $15,000,000 unsecured domestic line of credit and $7,649,000 of the Company's international subsidiaries' working capital borrowings with local lenders. The Company's international working capital credit facilities aggregated $20,535,000, of which $12,886,000 was available at March 31, 1998. The international facilities are generally secured by the assets of the respective subsidiaries, with approximately $2,000,000 of the availability at one subsidiary being guaranteed by First Brands Corporation (U.S.).

6.  TAXES

The provision for income tax expense for the three and nine-months ended March 31, 1998 and 1997 consists of the following:

                                               Three Months              Nine Months
                                                   Ended                    Ended
                                                 March 31,                March 31,
                                             ----------------          ---------------
                                             1998        1997          1998       1997
                                             ----        ----          ----       ----
(in thousands)
      Current:
        Federal......................     $ 4,090     $ 7,196      $ 10,922   $ 21,421
        State........................       1,022         (91)        2,491      3,163
        Foreign......................       1,345         713         3,328      2,044
                                          -------     -------      --------   --------
            Total current............       6,457       7,818        16,741     26,628
      Deferred:
        Federal......................       3,131       1,398         7,907      4,194
        State........................         673         310         1,392        930
        Foreign......................        (319)        (30)          241       (166)
                                          -------     -------      --------   --------
            Total deferred...........       3,485       1,678         9,540      4,958
                                          -------     -------      --------   --------
                Total provision......     $ 9,942     $ 9,496      $ 26,281   $ 31,586
                                          =======     =======      ========   ========

7.  EARNINGS PER SHARE AND DIVIDENDS

Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". SFAS No. 128 establishes standards for computing and presenting both basic and diluted earnings per share ("EPS"). Basic EPS represents the earnings available to each common share outstanding during the reporting period. Diluted EPS reflects the earnings available to each common share after the affect of all potentially dilutive common shares, such as stock options and convertible securities. SFAS No. 128 requires a reconciliation between of the basic and diluted EPS numerator and denominator. For the Company, the numerator is constant for both the basic and diluted calculation. The denominator used in the diluted EPS calculation was increased by 931,000 and 891,000 common share equivalents pertaining to stock options for the three and nine-month periods ended March 31, 1998, respectively, and 936,000 and 941,000 common share equivalents pertaining to stock options for the three and nine-month periods ended March 31, 1997, respectively.

The Company has paid its shareholders quarterly cash dividends of $0.08 per share for the first quarter of fiscal 1998 and $0.10 per share for the second and third quarters of fiscal 1998, and $0.0625 per share for the first quarter of fiscal 1997 and $0.08 per share for the second and third quarters of fiscal 1997.

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

                            FIRST BRANDS CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion and analysis of the consolidated results of operations for the three and nine month periods ended March 31, 1998 should be read in conjunction with the accompanying unaudited Consolidated Condensed Financial Statements and related Notes. The Company is primarily engaged in the development, manufacture, marketing and sale of leading consumer products. The Company's products which include "GLAD", "GLAD-LOCK", "STP", "SCOOP AWAY", "EVERFRESH", "EVER CLEAN", "JONNY CAT", "STARTERLOGG" and "HEARTHLOGG" can be found in large mass merchandise stores, chain supermarkets and other retail outlets. The Company believes that the significant market positions occupied by its products are attributable to brand name recognition, comprehensive product offerings, continued product innovation, strong emphasis on vendor support and aggressive advertising and promotion.

RESULTS OF OPERATIONS

The following table sets forth the percentages of net sales of the Company represented by the components of income and expense for the three and nine month periods ended March 31, 1998 and 1997:

                                                     Three Months          Nine Months
                                                         Ended                Ended
                                                      March 31,            March 31,
                                                   ----------------      ---------------
                                                    1998       1997      1998       1997
                                                   ------    ------      -----     -----

   Net sales..................................     100.0%     100.0%    100.0%    100.0%

   Cost of goods sold.........................      64.4       63.7      65.3      64.3
                                                   -----      -----     -----     -----
   Gross profit...............................      35.6       36.3      34.7      35.7

   Selling, general, and
     administrative expenses..................      22.6       23.4      22.4      22.5
   Amortization and other depreciation........       1.2        1.2       1.3       1.2
   Restructuring expense......................        --              --  0.3      --
   Interest expense and amortization of debt
     discount and expense.....................       2.6        1.5       2.6       1.6
   Discount on sale of receivables............       0.4        0.4       0.4       0.4
   Other income (expense), net................       0.0        0.0       0.0       0.1
                                                   -----      -----     -----     -----
   Income before provision for income taxes,
    extraordinary loss and cumulative effect
    of change in accounting principle..........      8.8        9.6       7.7      10.1

   Provision for income taxes..................      3.4        3.6       3.0       3.9
                                                   -----      -----     -----     -----
   Income before extraordinary loss and cumulative
    effect of change in accounting principle...      5.4        6.0       4.7       6.2
   Extraordinary loss relating to repurchase of
     subordinated notes, net of taxes..........      --        (0.2)      --       (0.1)
   Cumulative effect of change in
     accounting principle, net of taxes........      --        --        (0.8)      --
                                                   -----      -----     -----     -----

   Net income..................................      5.4%       5.8%      3.9%      6.1%
                                                   =====      =====     =====     =====

     QUARTER AND NINE MONTHS ENDED MARCH 31, 1998 COMPARED TO THE QUARTER AND
                        NINE MONTHS ENDED MARCH 31, 1997

Sales for the three month period ended March 31, 1998 were $296,414,000, 12% ahead of last year's $264,886,000. For the nine month period, sales were $875,176,000, 9% above the prior year's $800,435,000. Household product sales for the quarter increased 18%, reflecting strong domestic sales within the GLAD and GLADLOCK product lines and sales from recent acquisitions. Plastic wrap and bag sales, excluding acquisitions, were up 8% primarily due to the move of a major GLAD promotion to the third fiscal quarter of fiscal 1998. Excluding the NationalPak acquisition, year-to-date household product sales are slightly ahead of the prior year. Automotive product sales were down 4% for the quarter. The domestic sales increase of 3% was offset by a 25% shortfall in the international and export business (primarily due to the Asian economic and currency situation). Year-to-date automotive sales are down 7% due to the residual effects of inventory reductions by a major customer and reduced sales in the international and export markets. Quarterly and year-to-date sales of pet product grew 8% and 11%, respectively, over the prior year due to continued market growth and new products.

Cost of goods sold for the quarter was $190,978,000, 113% of last year's $168,764,000. Year-to-date, cost of goods sold was $571,167,000, 111% of the prior year's $514,405,000. Increased costs for the quarter were primarily due to higher sales, while the year-to-date increase in cost of goods sold was due to higher sales as well as higher polyethylene resin costs.

Gross profit for the quarter of $105,436,000 (35.6% of sales) was 110% of last year's $96,122,000 (36.3% of sales). Year-to-date, gross profit of $304,009,000 (34.7% of sales) was 106% of last year's $286,030,000 (35.7% of sales).

Selling, general and administrative expenses during the quarter of $66,961,000 (22.6% of sales), were 108% of last year's $61,985,000 (23.4% of sales).
Year-to-date, expenses of $196,278,000 (22.4% of sales), were 109% of last year's $180,106,000 (22.5% of sales). The increase over last year reflects expenses associated with the NationalPak business as well as new product marketing costs.

Amortization and other depreciation expense for the quarter was $3,655,000, 112% of the prior year's $3,266,000, and for the nine months was $11,110,000, 116% of the prior year's $9,537,000. The higher cost reflects amortization expense associated with the NationalPak acquisition. Interest expense for the quarter and nine months is above the prior year primarily due to borrowing costs associated with the NationalPak acquisition. Discount on sale of receivables reflects the costs associated with the sale of a fractional ownership interest, without recourse, in a defined pool of the Company's eligible trade accounts receivable.

The Company's effective tax rate was 38.3% and 38.8% for the quarter and year-to-date, respectively, compared to the prior years' quarter and year-to-date rates of 37.2% and 39.0%, respectively. The current years' quarterly tax rate is below the year-to-date rate due to adjustments necessary to approximate the annual tax rate. The prior years' quarterly tax rate reflected an adjustment for favorable permanent tax differences.

                               FINANCIAL CONDITION

Worldwide credit facilities in place at March 31, 1998 aggregated $413,359,000 of which $101,365,000 was available, but unused. Excluding costs associated with acquisitions and stock repurchases, the Company expects to repay up to $60,000,000 on these credit facilities over the next twelve months by utilizing the positive cash flow generated by its businesses. For the three and nine months ending March 31, 1998, the Company repurchased common shares valued at $6,932,000 and $19,483,000, respectively. During the first half of fiscal 1998, the Company also acquired previously leased equipment totaling $44,208,000.

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

                       Independent Auditors' Review Report

The Board of Directors
First Brands Corporation:

We have reviewed the consolidated condensed balance sheet of First Brands Corporation and subsidiaries as of March 31, 1998, and the related consolidated condensed statements of income for the three and nine month periods ended March 31, 1998 and 1997, the consolidated condensed statements of cash flows for the nine month periods ended March 31, 1998 and 1997, and the consolidated condensed statement of stockholders' equity for the nine month period ended March 31, 1998. These consolidated condensed financial statements are the responsibility of the Company's management.

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

New York, New York
May 5, 1998

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

Item 3.             Defaults Upon Senior Securities
                    None.

Item 4.             Submission of Matters to a Vote of Security Holders
                    None.

Item 5.             Other Information
                    None.

Item 6.             Exhibits and Reports on Form 8-K

        A.  Exhibit Index:

Exhibit
Number     Description of Exhibit
------     ----------------------
11*   --   Computation of Net Income Per Common Share
15*   --   Accountants' Acknowledgment
27*   --   EDGAR Financial Data Schedule

------------
* Filed herewith

        B.  Reports on Form 8-K
            None.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      FIRST BRANDS CORPORATION
                                           (Registrant)


Date: May 14, 1998               By: /s/ Donald A. DeSantis
                                     -------------------------------------
                                     Donald A. DeSantis
                                     Senior Vice President and
                                     Chief Financial Officer
                                     (Principal Accounting
                                     and Duly Authorized
                                     Officer)