Form 10-K405
period 1998-06-30
FIRST BRANDS CORP
filed 1998-09-22
CIK 797320

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

FOR THE FISCAL YEAR ENDED JUNE 30, 1998           COMMISSION FILE NUMBER 1-10395

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

                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                                           NAME OF EACH EXCHANGE
                  TITLE OF EACH CLASS                                       ON WHICH REGISTERED
                  --------------------                                     ---------------------
                      Common Stock                                        New York Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

     At September 1, 1998, the number of shares outstanding of the registrant's common stock was 39,045,100 (par value $.01), and the aggregate market value of the voting stock held by non-affiliates was $779,490,470.

                      DOCUMENTS INCORPORATED BY REFERENCE

Registrants Proxy Statement for the Annual Stockholders Meeting to be held October 23, 1998 is incorporated by reference for Part III

________________________________________________________________________________

                               TABLE OF CONTENTS

                                                                                                             PAGE
                                                                                                             ----
                                                     PART I

Item 1:    Business.......................................................................................     1
Item 2:    Properties.....................................................................................     4
Item 3:    Legal Proceedings..............................................................................     5
Item 4:    Submission of Matters to a Vote of Security Holders............................................     5

                                                     PART II

Item 5:    Market for Registrant's Common Equity and Related Stockholder Matters..........................     5
Item 6:    Selected Financial Data........................................................................     6
Item 7:    Management's Discussion and Analysis of Financial Condition and Results of Operations..........     7
Item 8:    Financial Statements and Supplementary Data....................................................    11
Item 9:    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........    11

                                                    PART III

Item 10:   Directors and Executive Officers of the Registrant.............................................    12
Item 11:   Executive Compensation.........................................................................    14
Item 12:   Security Ownership of Certain Beneficial Owners and Management.................................    14
Item 13:   Certain Relationships and Related Transactions.................................................    14

                                                     PART IV

Item 14:   Exhibits, Financial Statement Schedules, and Reports on Form 8-K...............................    15
Signatures................................................................................................    35

ITEM 1 -- BUSINESS

     First Brands Corporation ('First Brands' or 'the Company'), a Delaware corporation, was organized in March, 1986 to acquire the worldwide home and automotive products business of Union Carbide Corporation ('Union Carbide') in a leveraged buy out which was effective as of July 1, 1986. Subsequent to an initial and secondary stock offering, the Company became an publicly traded corporation on March 27, 1991. The Company is primarily engaged in the development, manufacture, marketing and sale of branded and private label consumer products for the household and automotive markets. The Company's products can be found in large merchandise and chain supermarkets and other retail outlets. The Company believes that the significant market positions occupied by its products are attributable to brand name recognition, a comprehensive offering of quality products, continued product innovation, strong emphasis on vendor support and aggressive advertising and promotion.

PRODUCTS

     Household products include the most complete line of branded plastic wrap, bags and drinking straws which are sold under the GLAD and GLAD-LOCK brands along with the GLADWARE brand of plastic storage containers. In the Canadian market, plastic bags are also sold under the SURTEC brand, and in Australia and New Zealand, plastic wrap and bags as well as aluminum foils are also sold under the OSO brand. In the Australian and New Zealand market, the Company sells wiping cloths and scouring pads under the CHUX brand. On July 2, 1998, the Company entered into an agreement to purchase the HANDI-WIPES and WASH'N DRI brand cloths from the Colgate-Palmolive Company. This acquisition is expected to be completed during the first quarter of fiscal 1999. In the North American market, household products also include the STARTERLOGG and HEARTHLOGG brands of wood fire starters and fire logs. Cat litter products are sold in the U.S. and various countries under the SCOOP AWAY, EVER CLEAN, JONNY CAT and EVERFRESH brands. Automotive performance and appearance products are sold worldwide under the STP brand.

     A&M Products, Inc. ('A&M'), a wholly owned subsidiary, manufactures and markets SCOOP AWAY, EVER CLEAN and EVERFRESH cat litter, the leading brands of clumping cat litter in the United States. A&M also produces and markets the JONNY CAT brand of traditional cat litter along with other premium cat care products.

     In March, 1996 the Company purchased substantially all of the assets and assumed the liabilities of Forest Technology Corporation ('Forest Technology'). Forest Technology manufactures and markets STARTERLOGG, the leading brand of wood starter fire products, and HEARTHLOGG fire logs.

     Through its subsidiary, Himolene Incorporated ('Himolene'), the Company is a leading producer in the United States of high molecular weight, high density polyethylene plastic trash can liners for the institutional and industrial markets.

     In March 1997, the Company purchased, for approximately $160,000,000, the NationalPak business in Australia and New Zealand from National Foods Limited. NationalPak manufactures and markets consumer products such as plastic wrap and bags, cleaning cloths and aluminum foil under the GLAD, CHUX, OSO, MONO and ROTA brand names. The acquisition was funded by long-term borrowings in the United States, Canada, Australia and New Zealand. During the third quarter of fiscal 1998, the Company's New Zealand subsidiary acquired the XLO sponge brand in the New Zealand market. During fiscal 1998, the Company sold to local management a 4.4% interest in the Australian subsidiary and, during fiscal 1999, expects to finalize the sale to local management of a 1.6% interest in the New Zealand subsidiary.

     First Brands operates in foreign countries through subsidiaries in Australia, New Zealand, Canada, South Africa, Zimbabwe, the United Kingdom, Spain, Hong Kong, China, Mexico, Puerto Rico and the Philippines. In addition to its foreign operations, First Brands exports to over one hundred countries and its products are sold in twelve languages. Through its Hong Kong subsidiary, First Brands holds a 51% interest in a joint venture in China which is engaged in the manufacture and sale of both plastic wrap and bags and automotive products. The Company's South African business owns 76% of the outstanding stock of Sealapac (PVT) Ltd., a Zimbabwe manufacturer and marketer of plastic film products for consumers and the packaging industry.

     On December 26, 1996 the Company sold its SIMONIZ wax and polish business to Syndet Products Incorporated. The impact of the divestiture did not have a material effect on the Company.

     The following represents the Company's sales by class of products:

                   First Brands Corporation and Subsidiaries

                           SALES BY CLASS OF PRODUCTS

                                1998                       1997                        1996
                       ---------------------      ---------------------       ---------------------
(Dollars in thousands)  Dollars      Percent       Dollars      Percent        Dollars      Percent
---------------------------------------------------------------------------------------------------
Household Products     $  824,798      69%        $  747,939      67%         $  693,406      65%
Automotive Products       206,392      17            212,467      19             213,900      19
Pet Products              172,480      14            156,858      14             149,186      14
Divested/Discontinued
    Products(1)            --          --              2,634      --              16,530       2
---------------------------------------------------------------------------------------------------
                       $1,203,670     100%        $1,119,898     100%         $1,073,022     100%
===================================================================================================

(1)Represents sales from the divested Simoniz business (December, 1996) and sales from the phased-out Contract Packaging business and associated operations which related to the divested Prestone business.


MANUFACTURING AND DISTRIBUTION

     In general First Brands does not produce against a backlog of firm orders. Production is geared primarily to the level of incoming orders and to projections of future demand. Sufficient inventories of finished products, work-in-process and raw materials are maintained to meet delivery requirements of customers and First Brands production schedules.

     There is no significant seasonal fluctuation in sales of the Company's home, automotive, cat litter, institutional and industrial products. However, the majority of fire starter and fire log sales occur during the first half of the Company's fiscal year due to strong consumer demand during the fall and winter months.

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

     In the United States, sales to food outlets, which account for approximately 64% of domestic sales of plastic wrap and bags as well as cat litter, are handled through a network of brokers; sales to mass merchandisers are handled by First Brands' direct sales force. Sales of automotive products are primarily handled through First Brands' direct sales force and sold to auto supply outlets and mass merchandisers. Himolene's sales to the institutional and industrial markets are handled by that subsidiary's direct sales force as well as through distributors. Sales of the Company's products in Canada are generally handled in the same manner as U.S. sales, while sales in the Australian and New Zealand markets are primarily handled by a direct sales force. Other international sales are handled primarily through distributors.

     The Company believes its manufacturing facilities employ state-of-the-art technology. The plastic wrap and bag manufacturing process employs advanced extrusion and conversion technologies. The Company's strategy is to update and expand its manufacturing facilities with internally developed technologies (some of which are patented) and state-of-the-art technology acquired from third-party sources. To maintain its leadership as a flexible, low cost producer, certain products sold by the Company, both domestically and internationally, are produced by outside packagers. Each of these 'contract packagers' adhere to strict quality control parameters and produce in accordance with production schedules established by the Company. Through improvements in existing process technologies and the acquisition of additional equipment the Company continually strives to enhance its production capacity and efficiency.

RAW MATERIALS AND OTHER SUPPLIES

     The Company currently purchases a substantial portion of its plastic wrap and bags raw materials pursuant to a long-term polyethylene resin requirements contract with Union Carbide which runs through December 31, 1999. Union Carbide is the Company's largest single supplier and the Company believes that it is also Union Carbide's largest customer for polyethylene resin. The Company also has contracts for the purchase of certain raw materials, including polyethylene resin, from other suppliers, and also makes purchases on the open market. The pricing provisions in the Company's present supply contracts are designed to be responsive to market conditions and the cost of relevant raw materials.

     Although the Company believes that, based on industry estimates and projections, raw material costs will, over the long-term on average, remain relatively stable, it is unable to predict with any certainty its costs of raw materials on a month by month basis which may, because of market conditions, be materially higher or lower than those experienced in past periods. To the extent raw material costs are higher, the Company's margins on the relevant products could be adversely affected if it is unable to increase prices, effect offsetting cost savings, or reduce prices to meet competition. As a consequence, the Company may be adversely affected by changes in raw material markets. The Company from time to time has the ability to fix its prices on raw materials either through agreements with suppliers, or through financial commodity-based contracts. The Company has entered into to various contracts which fix the price of approximately 37% of its domestic polyethylene resin requirements and has another contract covering approximately 20% of its domestic requirements is a financial collar. The Company believes that, if there were an industry-wide shortage of raw materials, it might enjoy a competitive advantage over certain of its competitors as a result of its assured source of supply for a substantial portion of its raw materials.

     Most of the raw materials used by First Brands' home and automotive businesses are petrochemical derivatives primarily produced from ethylene and refined oil which in turn is largely produced from natural gas in the United States and Canada. Historically, petrochemical and refined oil derivatives have been subject to price fluctuations due to various factors. There can be no assurances that future events will not precipitate price increases. The factors which will affect the cost of raw materials to the Company will generally affect competitors' raw material costs as well. However, because several of the Company's major competitors are units of vertically integrated enterprises or part of the much larger and financially stronger entities, with the ability to vary internal pricing arrangements in order to mitigate, adverse movements in raw material prices, they may enjoy a competitive advantage in their end product markets.

     Most other raw materials are generally available in the marketplace and First Brands believes that it has contracts and commitments, or a readily available source of supply, to meet its anticipated needs in all major product areas.

EMPLOYEES

     First Brands currently employs approximately 4,800 persons worldwide, of which about 3,200 are in the United States. The Company's employees are not unionized with the exception of approximately 450 hourly workers at one domestic plastic wrap and bag plant who are represented by the United Paperworkers International Union ('UPI Union'), and approximately 625 international employees. The contract with the UPI Union runs through November, 1999. The Company has not experienced any significant interruptions or curtailments of operations due to labor disputes, and considers its labor relations to be satisfactory.

COMPETITION

     First Brands operates in highly competitive markets where success is dependent upon brand recognition, product innovation and performance, and price. In several instances, the competitors are larger, more integrated companies with greater financial resources than First Brands.

ENVIRONMENTAL MATTERS

     Certain of the Company's operations are subject to federal, state and local environmental laws and regulations which impose limitations on the discharge of pollutants into the air and water and establish standards for the treatment, storage and disposal of solid and hazardous wastes. During fiscal 1998, 1997 and 1996, First Brands made expenditures of approximately $1,646,000, $1,818,000, and $1,330,000, respectively, for environmental compliance at its facilities, and currently estimates that it will make expenditures for environmental compliance of approximately $1,800,000 in fiscal 1999. The Company believes that it is in substantial compliance with all applicable environmental laws and regulations.

RESEARCH AND DEVELOPMENT

     Through research and development, management is committed to developing process technologies and new products which are critical to the Company's objective of providing high quality, innovative consumer products at costs which the Company believes are equal to or less than those of its competitors. To achieve these objectives, the Company operates two research and development facilities, each outfitted with state-of-the-art machinery and equipment. The Company spent $4,778,000, $5,043,000, and $4,789,000 during fiscal 1998, 1997 and 1996, respectively, on research and development.

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

     Listed below are the principal manufacturing facilities operated by First Brands and its consolidated subsidiaries worldwide during fiscal 1998:

           LOCATION                     CITY                  PRINCIPAL PRODUCTS
           --------                     -----                 -----------------
Domestic
     Arkansas                     Rogers            Plastic wrap and bags
     California                   Bell              Plastic bags
     California                   Taft              Cat litter
     Georgia                      Cartersville      Plastic wrap and bags
     Georgia                      Wrens             Cat litter
     Illinois                     West Chicago      Plastic bags
     Kansas                       Spring Hill       Cat litter
     Mississippi                  Tupelo            Plastic bags
     New Jersey                   Paulsboro         Auto specialty products
     Ohio                         Akron             Fire starters and fire logs
     Ohio                         Painesville       Auto specialty products
     Vermont                      Rutland           Plastic bags
     Virginia                     Amherst           Plastic wrap and bags
International
     Australia                    Padstow, NSW      Plastic wrap and bags
     Canada                       Orangeville       Plastic wrap and bags
     China                        Conghua           Plastic wrap and bags and auto
                                                    specialty products
     New Zealand                  Auckland          Plastic wrap and bags
     Philippines                  Manila            Auto specialty products
     South Africa                 Babelegi          Plastic wrap and bags
     South Africa                 Cape Town         Plastic film products
     Wales                        Rassau            Auto specialty products
     Zimbabwe                     Harare            Plastic film products


     Domestically, the West Chicago, Illinois, Bell, California and Akron, Ohio plants are leased facilities, with terms which expire between 1999 and 2008. Internationally, the New Zealand, Philippine, South African, Welsh and Zimbabwian production facilities are leased from third parties, with lease terms expiring between 1999 and 2016. All other production plants are owned by the Company or its wholly-owned subsidiaries.

     First Brands maintains research and development facilities for its home products and litter businesses in Willowbrook, Illinois, and for its automotive products in Brookfield, Connecticut; both facilities are under lease with terms expiring in 2008 and 2012, respectively. In addition to the properties referenced above, First Brands maintains numerous domestic and international administrative and sales offices and warehouses. The majority of these premises are either leased under relatively short-term leases or owned.

ITEM 3 -- LEGAL PROCEEDINGS

     The Company is subject to various claims, and contingencies related to lawsuits, taxes, environmental and other matters arising out of the normal course of business. Management believes that the ultimate liability, if any, arising from these and other claims and contingencies is not likely to have a material adverse effect on the Company's annual results of operations or financial condition.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     None

                                    PART II

ITEM 5 -- MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded on the New York, Philadelphia, Midwest and Pacific Stock Exchanges under the symbol 'FBR'. The following table sets forth the high and low sales price per share of the Common Stock during the fiscal periods indicated as reported by the NYSE and the dividend per share paid during such fiscal periods. The approximate number of holders of Common Stock of record as of June 30, 1998 was 622.

                                                                                      HIGH                   LOW         DIVIDEND
                                                                                      ----                   ----        --------

Fiscal 1998
     First Quarter.................................................................   28 1/2            20 1/4             .0800
     Second Quarter................................................................   28 1/2            23 3/8             .1000
     Third Quarter.................................................................   28 3/8            23                 .1000
     Fourth Quarter................................................................   28                22 7/8             .1000

Fiscal 1997
     First Quarter.................................................................   27 1/2            21                 .0625
     Second Quarter................................................................   29 3/8            26                 .0800
     Third Quarter.................................................................   28 3/8            23 1/2             .0800
     Fourth Quarter................................................................   26 5/8            20 1/8             .0800


     The amount of cash dividends on common stock which may be paid by the Company is limited by the restrictions under its credit agreement. See Note 11 to the Company's Consolidated Financial Statements.

ITEM 6 -- SELECTED FINANCIAL DATA

                   First Brands Corporation and Subsidiaries

                            SELECTED FINANCIAL DATA

The following table includes selected financial data for the five years ended June 30, 1998, that are derived from and more fully described in the Consolidated Financial Statements and Notes.

                                                                                       Years Ended(1)
                                                                  --------------------------------------------------------
                                                                  June 30,    June 30,    June 30,    June 30,    June 30,
(Dollars in millions, except per share amounts)                     1998        1997        1996        1995        1994
--------------------------------------------------------------------------------------------------------------------------
Net sales .....................................................   $1,203.7    $1,119.9    $1,073.0    $1,036.5    $1,086.3
Operating expenses(2) .........................................    1,067.0       981.3       928.8       901.2       935.5
Amortization and other depreciation ...........................       14.6        13.4        15.6        16.5        20.3
Restructuring expense(3) ......................................        2.7        19.0       --          --          --
Interest expense and amortization of debt discount and expense.       29.6        20.4        17.5        18.8        22.4
Discount on sale of receivables(4) ............................        4.6         4.0         4.0         4.0         4.3
Other income (expense), net(5) ................................       (0.5)        1.6         1.8       (21.2)       (0.1)
Income before extraordinary loss and cumulative effect of
    change in accounting principle(6) .........................       52.3        50.8        65.1        43.2        60.1
Net income ....................................................   $   45.4    $   50.2    $   65.1    $   38.7    $   60.1
--------------------------------------------------------------------------------------------------------------------------
Diluted earnings per common share(7)
        Income before extraordinary loss and cumulative change.   $   1.29    $   1.22    $   1.53    $   1.01    $   1.36
        Net income ............................................   $   1.12    $   1.20    $   1.53    $   0.91    $   1.36
Cash dividends per common share(7) ............................   $   0.38    $   0.30    $   0.24    $   0.19    $   0.15
--------------------------------------------------------------------------------------------------------------------------
Total assets ..................................................   $1,060.2    $1,046.8    $  860.9    $  839.9    $  814.0
Long-term debt (including current maturities) .................   $  391.4    $  383.3    $  199.5    $  167.2    $  153.5
==========================================================================================================================

(1) Fiscal 1997 results include the operations for the NationalPak (Australia and New Zealand) business since its acquisition in March, 1997. Results for fiscal 1996 reflect three months of operations for the Forest Technology business, which was acquired in March, 1996. Fiscal 1995 results include the operations of the acquired JONNY CAT and Multifoil (South Africa) businesses for twelve and two months, respectively. On August 26, 1994, the Company sold the Prestone antifreeze/coolant and car care business ("the Prestone business"), accordingly, results for fiscal 1995 include only eight weeks of operations for the Prestone business.

(2) Operating expenses include that portion of depreciation expense associated with the production of inventory.

(3) During fiscal 1997, the Company provided $19.0 million for a restructuring plan that was primarily comprised of the closing of a distribution and office facility and an early retirement program. During fiscal 1998, due to greater than anticipated participation in the early retirement program and revision of earlier estimates, the Company made an additional provision of $2.7 million to the restructuring plan (See Note 3 to the Company's Consolidated Financial Statements).

(4) Reflects costs associated with the sale of a fractional ownership interest in the Company's accounts receivable (See Note 5 to the Company's Consolidated Financial Statements).

(5) Other income (expense), net, for the year ended June 30, 1995 includes a $20.4 million charge relating to the write-off of assets and the costs associated with litigation proceedings and settlements pertaining to the Company's formerly operated mobile recycling business. Also included is the gain associated with the sale of the Prestone business and the loss on the disposal of the Company's automotive service centers (See Note 4 to the Company's Consolidated Financial Statements).

(6) Income before extraordinary loss and cumulative effect of change in accounting principle excludes the charge associated with the immediate expensing of previously capitalized costs related to certain business process re-engineering activities, for the year ended June 30, 1998; and the premium and the write-off of unamortized issuance costs related to the repurchase of subordinated debt, for the years ended June 30, 1997 and 1995 (See Notes 2 and 11 to the Company's Consolidated Financial Statements).

(7) All per share figures have been retroactively restated to reflect the two-for-one stock split that was effective February 5, 1996.

ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion and analysis of the consolidated results of operations for the fiscal years ended June 30, 1998 and 1997 and the financial condition at June 30, 1998 should be read in conjunction with the Consolidated Financial Statements and Notes thereto of First Brands.

FISCAL YEAR ENDED JUNE 30, 1998 COMPARED TO FISCAL YEAR ENDED JUNE 30, 1997

The following table sets forth the components of income and expense for the two years ended June 30, 1998, on a dollar and percentage basis.

                                                                              June 30, 1998            June 30, 1997
                                                                          ---------------------    ---------------------
                                                                          In Thousands  Percent    In Thousands  Percent
------------------------------------------------------------------------------------------------------------------------
Net sales ............................................................     $1,203,670    100.0%     $1,119,898    100.0%
Cost of goods sold ...................................................        775,870     64.5         713,203     63.7
------------------------------------------------------------------------------------------------------------------------
Gross profit .........................................................        427,800     35.5         406,695     36.3
Selling, general and administrative expenses .........................        291,156     24.2         268,086     23.9
Amortization and other depreciation ..................................         14,585      1.2          13,411      1.2
Restructuring expense ................................................          2,700      0.2          19,000      1.7
Interest expense and amortization of debt discount and expenses ......         29,604      2.5          20,383      1.8
Discount on sale of receivables ......................................          4,561      0.4           3,992      0.4
Other income (expense), net ..........................................           (500)    (0.0)          1,575      0.1
------------------------------------------------------------------------------------------------------------------------
Income before provision for income taxes, extraordinary loss
        and cumulative effect of change in accounting principle ......         84,694      7.0          83,398      7.4
Provision for income taxes ...........................................         32,364      2.7          32,533      2.9
------------------------------------------------------------------------------------------------------------------------
Income before extraordinary loss and cumulative effect of change in
        accounting principle .........................................         52,330      4.3          50,865      4.5
Extraordinary loss relating to the repurchase of
        subordinated debt, net of taxes...............................         --           --            (633)    (0.0)
Cumulative effect of change in accounting princile, net of taxes .....         (6,922)    (0.6)         --           --
------------------------------------------------------------------------------------------------------------------------
Net income ............................................................    $   45,408      3.7%    $    50,232      4.5%
========================================================================================================================

     Net sales for the fiscal year ended June 30, 1998 were $1,203,670,000, 7.5% above the prior year's sales of $1,119,898,000. Excluding the effect of acquisitions, divestitures and currency fluctuation, sales in fiscal 1998 were $1,110,673,000 compared to $1,086,253,000 last year, an increase of 2.2%.

     In the household products division, domestic sales increased 2%. Within the domestic group sales of plastic products, the largest category, grew 1%, primarily due to new products. Sales of fireplace products grew 21% to $27,000,000 due to increased distribution and market growth. Excluding the effect of the NationalPak acquisition, ("the Australian business") international sales of household products declined 2%, due to weak sales in Asia and South Africa and the effect of weak local currencies. Sales of automotive products in the domestic market remained essentially even with the prior year, reflecting the residual effects of inventory downsizing by a major customer and an unseasonably warm winter season, offset by share gains in most categories. Export sales of automotive products declined 13% due to weakening demand in Asian markets. The international subsidiaries reported a 3% rise in automotive sales, however, this gain was more than offset by the negative impact of fiscal 1998 exchange rates. Increased sales in the pet products group resulted from the new EVERFRESH brand product line and market growth.

     Cost of goods sold in fiscal 1998 was $775,870,000, a 9% increase compared to fiscal 1997's $713,203,000. The increased costs reflect higher sales volumes, primarily associated with a full year of the Company's Australian business and domestic GLADWARE and cat litter businesses as well as sales mix. Gross profit for the year was $427,800,000 (35.5% of sales), 105% of last year's $406,695,000
(36.3% of sales). The increase in gross profit dollars reflects the aforementioned increase in sales volumes, while the decrease in the gross margin percentage resulted from a less favorable product mix and lower margins associated with the introduction costs of the new GLADWARE and EVERFRESH products.

     Selling, general, and administrative expense increased 9%, to $291,156,000 from last year's $268,086,000. Domestically, the Company increased its advertising and promotion spending to support the introduction of a wide range of new products. The higher advertising and promotion expense was partially offset by savings associated with the Company's restructuring program. Internationally, excluding increases associated with a full year of the Australian business, spending in the current year was ahead of the prior year to support product and market development initiatives.

     Amortization and other depreciation expense of $14,585,000 was 109% of last year's $13,411,000, with the higher expense due to the amortization of goodwill resulting from the acquisition of the Australian business. Interest expense for the year increased 45% to $29,604,000 from the prior year's $20,383,000, primarily because of borrowing costs associated with the acquisition of the Australian business and higher spending on capital assets resulting from the acquisition of previously leased assets. Interest expense also includes the amortization of various financing and legal costs that were incurred in the issuance of Company debt. The discount on sale of receivables reflects the costs associated with the sale of a fractional ownership interest, without recourse, in a defined pool of the Company's eligible trade accounts receivable.

     Restructuring expense in fiscal 1997, relates to the Company's $19,000,000 charge ($11,590,000 after taxes or $0.28 per diluted share) for initiatives aimed at streamlining certain operating and administrative functions, reducing costs and improving operating efficiencies. During fiscal 1998, an additional charge of $2,700,000 ($1,668,000 after taxes or $0.04 per diluted share) was recorded to reflect the greater-than-expected participation in the early retirement program along with revisions to earlier estimates, principally costs associated with employee. Substantially all restructuring liabilities have been paid or settled during fiscal 1998.

     Other expense, net for fiscal 1998 reflects the loss associated with the sale and/or disposal of equipment, various net foreign exchange losses and other miscellaneous costs, none of which are individually significant. These losses were partially offset by the gain associated with the sale of a portion of the Company's foreign exchange contracts. Other income, net in fiscal 1997, primarily reflects the gain associated with the early repayment of a long-term note receivable along with interest income from that note which was partially offset by foreign exchange losses and other non-recurring expenses.

     The Company's effective tax rate for fiscal 1998 was 38.2% compared to 39.0% in fiscal 1997, primarily reflecting higher research tax credits.

     The fiscal 1998 cumulative effect of change in accounting principle ($6,922,000 or $0.17 per diluted share) reflects the cost associated with the immediate expensing (in accordance with the Financial Accounting Standards Board Emerging Issues Task Force Issue No. 97-13) of previously capitalized costs related to certain business process re-engineering activities. The fiscal 1997 extraordinary loss ($633,000 or $0.02 per diluted share) resulted from the costs associated with the repurchase of the previously outstanding Senior Subordinated Notes.

     Inflation was not considered to be a significant factor in the Company's operations during fiscal 1998.

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income and its components in a full set of financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which expands annual financial statement disclosures about operating segments and establishes disclosure requirements concerning a company's products, customers and geographic areas. Selected information about operating segments is also required for interim financial reports issued to shareholders. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997.

     In February 1998, the FASB issued SFAS No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits," which amends the disclosure requirements previously established by SFAS No. 87, 88 and 106. The new disclosure requirements are intended to standardize the reporting of pensions and other postretirment benefits. While SFAS No. 132 does not change the measurement or recognition requirements of those plans, it does require some new information from plan sponsors and allows for the elimination of other information which is no longer considered useful. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997.

     The Company plans to adopt each of the above pronouncements in its fiscal year beginning July 1, 1998. While the adoption of SFAS No. 130, 131 and 132 will have no impact on First Brands results of operations, cash flows or financial position, the Company is currently evaluating the appropriate format of disclosure for each pronouncement.

FISCAL YEAR ENDED JUNE 30, 1997 COMPARED TO FISCAL YEAR ENDED JUNE 30, 1996

The following table sets forth the components of income and expense for the two years ended June 30, 1997, on a dollar and percentage basis.


                                                                              June 30, 1997            June 30, 1996
                                                                          ---------------------    ---------------------
                                                                          In Thousands  Percent    In Thousands  Percent
------------------------------------------------------------------------------------------------------------------------
Net sales ............................................................     $1,119,898    100.0%     $1,073,022    100.0%
Cost of goods sold ...................................................        713,203     64.5         687,103     64.0
------------------------------------------------------------------------------------------------------------------------
Gross profit .........................................................        406,695     36.3         385,919     36.0
Selling, general and administrative expenses .........................        268,086     23.9         241,711     22.5
Amortization and other depreciation ..................................         13,411      1.2          15,607      1.5
Restructuring expense ................................................         19,000      1.7
Interest expense and amortization of debt discount and expenses ......         20,383      1.8          17,546      1.6
Discount on sale of receivables ......................................          3,992      0.4           3,963      0.4
Other income (expense), net ..........................................          1,575      0.1           1,827      0.2
------------------------------------------------------------------------------------------------------------------------
Income before provision for income taxes and extraordinary loss ......         83,398      7.4         108,919     10.2
Provision for income taxes ...........................................         32,533      2.9          43,819      4.1
------------------------------------------------------------------------------------------------------------------------
Income before extraordinary loss .....................................         50,865      4.5          65,100      6.1
Extraordinary loss relating to the repurchase of subordinated
    debt, net of taxes ...............................................           (633)    (0.0)         --          --
------------------------------------------------------------------------------------------------------------------------
Net income ...........................................................     $   50,232      4.5%     $   65,100      6.1%
========================================================================================================================

     Net Sales for the fiscal year ended June 30, 1997 were $1,119,898,000, 4% above fiscal 1996's sales of $1,073,022,000. Excluding the effect of acquisitions and divestitures, sales for fiscal 1997 were slightly ahead of 1996.

     Sales in the household products business increased due to the first full year of sales from the firelog and fire starter business, strong export sales (primarily to Japan), higher international sales (resulting from the acquired Australian business) and a slight increase in domestic unit volumes and sales. Internationally, increased sales resulting from the aforementioned Australian acquisition were partially offset by lower Canadian sales as well as unfavorable exchange rates, primarily in South Africa. Sales of automotive products (excluding sales from the Company's discontinued contract packaging and other divested businesses) declined during fiscal 1997 due to a soft domestic retail market and an inventory reduction program instituted by the Company's largest customer. Pet product sales increased in both a dollar and quantity basis as a result of continued market share growth and product introductions.

     Cost of goods sold in fiscal 1997 was $713,203,000 compared to $687,103,000 in fiscal 1996. The 4% increase in costs primarily reflects higher volume sales and increased polyethylene costs. Gross profit for fiscal 1997 was $406,695,000 (36% of sales), 105% of 1996's $385,919,000 (36% of sales). Gross profit dollars increased during the year due to higher sales volumes, while the gross margin percentage was maintained between years as manufacturing efficiencies and product mix offset increased raw material costs.

     Selling, general, and administrative expense of $268,086,000 was 11% above fiscal 1996's $241,711,000. Increased spending in the domestic businesses reflected marketing initiatives aimed at supporting new product introductions and expanding distribution and line extensions. Internationally, excluding the acquisition of the Australian business, spending during fiscal 1997 was down slightly as marketing programs were cut back to offset lower sales. Overhead increases also reflected the Company's Australia and New Zealand businesses, as well as the first full year of operations of the fire starter and firelog business.

     Amortization and other depreciation expense of $13,478,000 in 1997 was 86% of 1996's $15,607,000. The lower expense for 1997 reflects the impact of assets that were fully amortized during fiscal 1996. Interest expense for fiscal 1997 was $20,383,000, 116% of 1996's $17,546,000, primarily due to borrowing costs associated with the acquisition of the Australian business and higher average borrowings during the year, which were partially offset by lower rates. Interest expense also includes the amortization of various financing and legal costs that were incurred in the issuance of

Company debt. The discount on sale of receivables reflects the costs associated with the sale of a fractional ownership interest, without recourse, in a defined pool of the Company's eligible trade accounts receivable.

     Restructuring expense in 1997 relates to the Company's $19,000,000 charge ($11,590,000 after taxes, or $0.28 per share) for initiatives aimed at streamlining certain operating and administrative functions, reducing costs and improving operating efficiencies. The charge is composed primarily of employee related costs, primarily an early retirement package, as well asset write-downs and disposals, mainly of a distribution facility and adjacent office center.

     Other income in 1997 primarily reflects the gain associated with the repayment of a long-term note receivable along with interest income from the note that was partially offset by foreign exchange losses and other one time non-operating expenses. In 1996, other income primarily reflected accrued interest that was reversed as a result of a tax audit settlement and interest income received on a long-term note receivable.

     The Company's effective tax rate for fiscal 1997 was 39.5% compared to 40.2% in fiscal 1996, reflecting higher favorable permanent tax differences and a lower blended state tax rate.

     The extraordinary loss of $633,000 or $0.02 per share resulted from the costs associated with the repurchase of the Company's previously outstanding $100,000,000 9 1/8% Senior Subordinated Notes.

     Inflation was not considered to be a significant factor in the Company's operations during fiscal 1997.

Financial Condition

At June 30, 1998 worldwide credit facilities in place aggregated $403,702,000 of which $110,652,000 was available but unused. Excluding acquisitions or stock repurchases, the Company expects to repay up to $40,000,000 on these credit facilities over the next twelve months by utilizing positive cash flow generated by its operations. The Company also has the option to sell up to $100,000,000 of fractional ownership interest, without recourse, in a defined pool of eligible accounts receivable. As of June 30, 1998, the entire $100,000,000 had been sold (See Note 5). As of June 30, 1998, the Company had long-term debt outstanding of $388,054,000. Principal payments due on long-term debt (including current maturities) total $217,752,000 for the five-year period beginning July 1, 1998.

     To balance its exposure to fluctuations in interest rates, foreign currencies and polyethylene resin pricing, the Company periodically enters into interest rate and foreign currency swaps and raw material contracts. At June 30, 1998 the Company was party to various interest swap agreements with a notional amount of approximately $127,000,000, which will mature over the next 5 years. The Company has entered into fixed price contracts (with various maturities through 2006), which covers about 37% of the Company's domestic resin requirements. There is also a "collar" contract which assures prices do not exceed a cap, as well as setting a floor, covering an additional 20% of the Company's domestic resin requirements. To reduce its foreign exchange risk, the Company periodically enters into foreign currency contracts that can limit the impact of exchange rate fluctuations resulting from anticipated inventory purchases and intercompany transactions. (See Note 10).

     Capital expenditures, including capitalized interest, were $44,480,000 during fiscal 1998 and $41,960,000 in fiscal 1997. The additions to property, plant and equipment relate to the Company's emphasis on continued enhancements in product quality, reductions in manufacturing costs, product development and technology improvements. During fiscal 1998 and 1997, the Company also acquired previously leased equipment totaling $44,208,000 and $22,320,000, respectively.

     The Company's fiscal 1999 plan reflects capital expenditures and associated capitalized interest of approximately $45,900,000 and fixed payments (interest, principal, receivable financing costs and lease payments) of approximately $44,000,000.

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

Year 2000 Issue

Over the past several years the Company has been dedicating significant resources, from both a financial and personnel basis, towards an upgrade of its U.S. and Canadian computer applications. These enhancements are intended to improve many business areas, such as customer service, inventory control, data interfacing between forecasting, production and sales and other logistic efficiencies. In addition to the aforementioned improvements, the implementation of these new systems is intended to address the Year 2000 issue. The

Year 2000 issue refers to the potential impact to various date-sensitive software and hardware which utilize two digits rather than four when defining the current year.

     In addressing the Year 2000 issue the Company has reviewed the potential impact to both its information systems and to any ancillary system which may be impacted. This review included, but was not limited to, an analysis of all significant systems or assets which may use microcontrollers. The Company is now in the final testing phase of its sales, costing and production modules and currently intends to implement these systems in the first and second quarters of calendar 1999. In addition to upgrading its own systems, the Company has contacted certain significant suppliers to determine their Year 2000 compliance profile. To date, the Company has not received any information which would indicate that the Year 2000 will result in any significant disruption from its suppliers. If any supplier should develop a Year 2000 problem, the Company believes that it is likely that there will be comparable items available from other vendors. The Company does not currently believe that the inability to adequately deal with the Year 2000 issue will impact any of its material third party relationships.

     All potential risks and uncertainties associated with the Year 2000 issue can not be fully and accurately quantified. Based on an analysis of First Brands systems implementation plan, the Company currently believes that any potential loss in revenue associated with the Year 2000 issue will not have a material impact to the ongoing operations of the Company. The Company's implementation plan has involved an expenditure of approximately $29,000,000 from a total budget of $33,000,000. It is unclear whether the Company can practicably develop a contingency plan should the system implementation plan fail to adequately deal with the Year 2000 issue. However, the Company currently believes that it will have the resources available to adequately test and modify, if necessary, its new information systems and other assets impacted by the Year 2000 issue between the first quarter of calendar 1999 and January 1, 2000.

     The Company's international subsidiaries, other than Canada which is covered in the U.S. program, have established their own plans for dealing with the Year 2000 issue, and have computer systems which are either fully compliant as of June 30, 1998 or are expected to be compliant by December 31, 1998. Such analysis was conducted in a manner similar to the methodology used by First Brands in the U.S. and Canada.

Cautionary Statement for Purposes of the Private
Securities Litigation Reform Act of 1995

Certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 are contained within this report, reflecting management's current estimate of future events. These forward-looking statements are based on many assumptions, primarily related to the Company's expected operating performance, and contain a number of risks and uncertainties including changes in consumer demand, changes in prices of raw materials, changes in distribution channels, competitive activities, fluctuations in foreign currency exchange rates, consumer acceptance of new product lines, the Company's ability to control internal costs, the successful development of new technologies, the successful integration of acquisitions into existing operations, increases in the cost of compliance with regulations, including environmental regulations, certain risks associated with operating in foreign countries, the implementation of strategic initiatives and general economic conditions. Accordingly, investors are cautioned that such forward-looking statements should not be relied upon as a prediction of actual results.



ITEM 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and related documents of the Company are included in Part IV, Item 14 of this Report.


ITEM 9 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The principal executive officers and directors of the Company are as follows:

                    NAME                       AGE            POSITION HELD WITH THE CORPORATION
                    ----                       ---            ----------------------------------

William V. Stephenson(4, 5).................   57    Chairman, Chief Executive Officer and Director
Thomas H. Rowland(4)........................   53    President, Chief Operating Officer and Director
Donald A. DeSantis..........................   48    Senior Vice President, Chief Financial Officer
James S. Gracie.............................   39    Vice President, President of First Brands
                                                       International, Inc.
Mark E. Haglund.............................   47    Vice President, President of STP Products Inc.
Patrick J. O'Brien..........................   42    Vice President, President of Household Products
                                                       Division
Ronald F. Dainton...........................   59    Vice President, Human Resources
Joseph B. Furey.............................   52    Vice President, Controller and Secretary
Einar M. Rod................................   46    Vice President and General Counsel
Richard J. Mosback..........................   45    Treasurer
A. R. (Bud) McClellan.......................   44    Assistant Controller and Assistant Secretary
Alfred E. Dudley(4*, 5).....................   70    Director
Robert F. Bernstock(a)(2, 3)................   47    Director
John C. Ferries(2, 3).......................   60    Director
James R. Maher(2, 3)........................   48    Director
James R. McManus(1, 5)......................   64    Director
Denis Newman(3*, 4).........................   68    Director
Ervin R. Shames(1*, 5)......................   58    Director
Robert G. Tobin(1, 2*)......................   60    Director


------------

(a) Mr. Bernstock was elected to the Board of Directors during 1997, increasing the board membership to ten. Mr. Bernstock will stand for reelection at the Annual Meeting of Stockholders on October 23, 1998.

 * Denotes Chairman of Committee

(1) Member, Compensation Committee

(2) Member, Pension Committee

(3) Member, Audit Committee

(4) Member, Executive Committee

(5) Member, Nominating Committee

                            ------------------------
     The Certificate of Incorporation provides for the classification of the Board of Directors into three classes of membership with terms expiring on different Annual Meeting dates. Approximately one-third of the members of the Board of Directors are nominated each year to serve as directors for a term of three years. Directors are elected at the Annual Meeting of Stockholders for the terms specified and continue in office until their respective successors have been elected and have qualified. The terms of office of Messrs. Bernstock, Newman and Shames expire at the Annual Meeting of Stockholders on October 23, 1998, the terms office of Messrs Dudley, McManus and Rowland expire at the Annual Meeting of Stockholders in October 1999, and the terms of office of Messrs, Ferries, Maher, Stephenson and Tobin expire at the Annual Meeting of Stockholders in October 2000. Executive officers and key employees are elected annually by, and serve at the pleasure of, the Board of Directors. There are no family relationships between any directors, executive officers or key employees of First Brands.

     Mr. Stephenson was elected Chairman of the Board on January 1, 1997. On September 1, 1994, he was appointed Chief Executive Officer of the Company. He served as President from August 11, 1992 until he relinquished that title on August 7, 1998. From August, 1992 to September, 1994 he served as Chief Operating Officer. He was elected a Director of the Company on August 11, 1992.

     Mr. Rowland was elected President and Chief Operating Officer on August 7, 1998. He was elected Executive Vice President of the Company and served as President of the Home Products Division from August 11, 1992 to August 7, 1998. On November 1, 1996 he was elected a Director of the Company.

     Mr. DeSantis was elected Senior Vice President of the Company on November 5, 1993 and has been the Chief Financial Officer of the Company since June 19, 1986. He was re-elected as Treasurer on August 9, 1994 and held that position until he relinquished the title on October 24, 1997.

     Mr. Gracie was elected Vice President of the Company on August 6, 1997 and simultaneously appointed President of First Brands International, Inc. He is also Chief Executive Officer of First Brands (Canada) Corporation. He was Senior Vice President, First Brands International from May, 1996 until August, 1997. Prior to that he was CEO and President of First Brands (Canada) Corporation from November, 1994 to May, 1996. From March 1993 to October 1994, he was Vice President, Home Products in Canada.

     Mr. Haglund was elected Vice President of the Company on October 27, 1995. He was appointed President of STP Products, Incorporated on September 1, 1995, after serving as Senior Vice President and General Manager since August 1, 1994 and Vice President of Marketing since March, 1992.

     Mr. O'Brien was appointed President of the Household Products Division on August 7, 1998. He was elected Vice President of the Company on October 27, 1995. He was appointed President of A&M Products, Incorporated on September 1, 1995, after serving as Vice President and General Manager since May, 1992.

     Mr. Dainton was elected Vice President, Human Resources of the Company on May 24, 1989.

     Mr. Furey was elected Corporate Secretary on January 20, 1995 and Vice President of the Company on November 5, 1993. He has also served as Controller of the Company since June 19, 1986. From 1986 until 1995, Mr. Furey served as Assistant Secretary.

     Mr. Rod was elected Vice President of the Company effective June 1, 1997. He became General Counsel to the Company on May 20, 1996. Previously, he was an attorney with PepsiCo, Inc. a manufacturer and distributor of consumer products and provided legal counsel to PepsiCo's divisions, Pepsi-Cola North America and Pepsi-Cola International since prior to 1992.

     Mr. Mosback was elected Treasurer on October 24, 1997 after serving as Assistant Treasurer since January 20, 1995. He became Director of Finance and Internal Audits in 1993 and served in that capacity until January, 1995.

     Mr. McClellan was elected Assistant Secretary on January 26, 1996 and was elected Assistant Controller on January 20, 1995. He served as Director of Accounting from 1992 to 1995.

     Mr. Bernstock has been President and Chief Executive Officer of Vlasic Foods International (a food manufacturer and marketer) since March, 1998. Since July 1997, he served as Executive Vice President of the Campbell Soup Company, a food manufacturer and marketer, and President of its Specialty Food Division which was spun off in March 1998. He was appointed President -- U.S. Grocery Division and Senior Vice President of Campbell Soup Company in March, 1996. Mr. Bernstock served as President -- International Grocery Division from August 1994 to February 1996. He served as President -- International Soup Division from June, 1993 to July, 1994. He was elected a Director of the Company on October 16, 1997.

     Mr. Dudley was elected Chairman and Chief Executive Officer on June 19, 1986. He relinquished the title of Chief Executive Officer effective September 1, 1994 and the title of Chairman on January 1, 1997. He has been a Director of the Company since June 19, 1986.

     Mr. Ferries has been a consultant for the MacManus Group (a communications group consisting of nine companies) running their Mergers and Acquisitions program since January, 1998. In December,

1997, he retired from DMB&B, a MacManus advertising company, where he served as President -- Americas since September, 1993. He was elected a Director of the Company on June 5, 1997.

     Mr. Maher has been President of Mafco Holdings Inc., a diversified holding company, since July, 1998. Mr. Maher had been President and Chief Executive Officer of Mafco Consolidated Group, Inc., diversified manufacturer, now a wholly owned subsidiary of Mafco Holdings since July, 1995. He was Chairman of the Board from April, 1995 to April 1996 and was President and Chief Executive Officer from December, 1992 to April, 1995 of Laboratory Corporation of America, a health services company. He was elected a Director of the Company on May 26, 1988.

     Mr. McManus has been Chairman, Chief Executive Officer of Marketing Corporation of America, a marketing services firm, since prior to 1986. He also serves on the Board of Au Bon Pain, Inc. On February 1, 1994, Mr. McManus resigned as President and Chief Executive Officer of Business Express, Inc. a regional airline operating in the Northeastern United States. On January 22, 1996, a petition for Chapter IX Bankruptcy Protection was filed against Business Express in Federal Court in Manchester, New Hampshire by Saab Aircraft of America and two of its operating subsidiaries. He was elected a Director of the Company on November 18, 1986.

     Mr. Newman has been a Managing Director of MidMark Associates, Inc., a private investment firm since December, 1989. He also serves as a director of Clearview Cinema Group, Inc.. He was elected a Director of the Company on May 30, 1986.

     Mr. Shames has been Chairman of Select Comfort Corporation, a mattress manufacturer and retailer, since April, 1996 and was appointed Visiting Lecturer at the University of Virginia's Darden Graduate School of Business in September, 1996. He was a private investor and consultant from January, 1995 to April, 1996 and was President and Chief Executive Officer of Borden, Inc., a consumer products manufacturer, from December, 1993 to January, 1995. He was President and Chief Operating Officer of Borden, Inc. from July, 1993 until December, 1993. He was elected a Director of the Company on May 28, 1987.

     Mr. Tobin retired as Chairman of The Stop & Shop Supermarket Companies, Inc. and The Stop & Shop Supermarket Company, retail food, on July 31, 1998 when he became President and Chief Executive Officer of Ahold, Inc. Mr. Tobin served as Chairman, President and Chief Executive Officer of the aforementioned companies from January 1995 through December, 1997, relinquishing the title of President and Chief Executive Officer in December 1997. He was President and Chief Executive Officer of The Stop & Shop Supermarket Company from May, 1994 to January, 1995, and prior to this was President and Chief Operating Officer of The Stop & Shop Supermarket Companies, Inc. and The Stop & Shop Supermarket, since 1993. He was elected a Director of the Company on September 6, 1991.

ITEM 11 -- EXECUTIVE COMPENSATION

     Incorporated by reference to the section entitled 'Executive Compensation' in the Company's Proxy Statement, dated September 22, 1998, for its 1998 Annual Meeting of Stockholders.

ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated by reference to the section entitled 'Beneficial Ownership of Voting Securities' in the Company's Proxy Statement, dated September 22, 1998, for its 1998 Annual Meeting of Stockholders.

ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

                                    PART IV

ITEM 14 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1) Financial Statements

                                                                                            PAGE
                                                                                            ----

     Report of Management....................................................................16
     Independent Auditors' Report............................................................16
     Consolidated Statements of Income -- For the Years Ended June 30, 1998, 1997 and
        1996.................................................................................17
     Consolidated Balance Sheets -- June 30, 1998 and 1997...................................18
     Consolidated Statements of Stockholders' Equity -- For the Years Ended June 30, 1998,
        1997 and 1996........................................................................20
     Consolidated Statements of Cash Flows -- For the Years Ended June 30, 1998, 1997 and
        1996.................................................................................21
     Notes to Consolidated Financial Statements..............................................22

(a) (2) Financial Statement Schedules

     Independent Auditors' Report On Schedules...............................................33

     The following financial statement schedule of the Company as set forth below is filed with this Report on Form 10-K:


     Valuation and Qualifying Accounts (Schedule VIII) For the Years Ended June 30, 1998,
        1997 and 1996........................................................................34

     All other schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements or related Notes.

(a) (3) Exhibits -- See Exhibit Index on Pages 36-37 for exhibits filed with the Annual Report on Form 10-K, as submitted with the Securities and Exchange Commission.

(b) Reports on Form 8-K

      None.

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

     Elements of these control systems are the establishment and communication of accounting and administrative policies and procedures, the selection and training of qualified personnel and continuous programs of internal audits.

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

     /s/ W. V. Stephenson            /s/ D. A. DeSantis
     W. V. Stephenson                D. A. DeSantis
     Chairman and Chief              Senior Vice President and
     Executive Officer               Chief Financial Officer

August 6, 1998


Independent Auditors' Report

The Board of Directors and Stockholders
of First Brands Corporation:

We have audited the accompanying consolidated balance sheets of First Brands Corporation and subsidiaries as of June 30, 1998 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended June 30, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Brands Corporation and subsidiaries as of June 30, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1998, in conformity with generally accepted accounting principles.

     As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for business process re-engineering costs effective October 1, 1997.

                                        /s/ KPMG Peat Marwick LLP
                                        KPMG Peat Marwick LLP

New York, New York
August 6, 1998

First Brands Corporation and Subsidiaries

Consolidated Statements of Income

                                                                                                      Years Ended
                                                                                  --------------------------------------------------
                                                                                     June 30,           June 30,           June 30,
(Dollars in thousands, except per share data)                                           1998               1997               1996
------------------------------------------------------------------------------------------------------------------------------------
Net sales                                                                         $1,203,670         $1,119,898         $1,073,022
Cost of goods sold                                                                   775,870            713,203            687,103
Selling, general and administrative expenses                                         291,156            268,086            241,711
Amortization and other depreciation                                                   14,585             13,411             15,607
Restructuring expense (Note 3)                                                         2,700             19,000                 --
Interest expense and amortization of debt discount and expenses                       29,604             20,383             17,546
Discount on sale of receivables (Note 5)                                               4,561              3,992              3,963
Other income (expense), net                                                             (500)             1,575              1,827
------------------------------------------------------------------------------------------------------------------------------------
Income before provision for income taxes, extraordinary loss and
    cumulative effect of change in accounting principle                               84,694             83,398            108,919
Provision for income taxes (Note 14)                                                  32,364             32,533             43,819
------------------------------------------------------------------------------------------------------------------------------------
Income before extraordinary loss and cumulative effect of change in
    accounting principle                                                              52,330             50,865             65,100
Extraordinary loss relating to the repurchase of subordinated
    debt, net of taxes (Note 11)                                                          --               (633)                --
Cumulative effect of change in accounting principle, net of taxes (Note 2)            (6,922)                --                 --
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                                        $   45,408         $   50,232         $   65,100
====================================================================================================================================
Per common share (Note 1):
    Basic:
        Income before extraordinary loss and cumulative effect of change
            in accounting principle                                               $     1.32         $     1.25         $     1.56
        Extraordinary loss                                                                --              (0.02)                --
        Cumulative effect of change in accounting principle                            (0.17)                --                 --
------------------------------------------------------------------------------------------------------------------------------------
        Net Income                                                                $     1.15         $     1.23         $     1.56
====================================================================================================================================
    Diluted:
        Income before extraordinary loss and cumulative effect of change
            in accounting principle                                               $     1.29         $     1.22         $     1.53
        Extraordinary loss                                                                --              (0.02)                --
        Cumulative effect of change in accounting principle                            (0.17)                --                 --
------------------------------------------------------------------------------------------------------------------------------------
        Net Income                                                                $     1.12         $     1.20         $     1.53
====================================================================================================================================
Weighted average outstanding common shares  (Note 1):
        Basic                                                                     39,615,855         40,771,610         41,661,624
        Diluted                                                                   40,501,876         41,756,802         42,600,021
====================================================================================================================================

        See accompanying notes to the consolidated financial statements

First Brands Corporation and Subsidiaries

Consolidated Balance Sheets

                                                                      Years Ended
                                                              ---------------------------
                                                                June 30,        June 30,
(Dollars in thousands, except per share data)                      1998            1997
-----------------------------------------------------------------------------------------
ASSETS

Current assets:

   Cash and cash equivalents                                 $   12,029      $    7,465

   Accounts and notes receivable
      (net of allowances for doubtful accounts and
      discounts of $8,297 and $6,842) (Note 5)                  118,326         134,554

   Inventories (Note 1)                                         155,480         151,976

   Deferred tax assets (Note 14)                                 11,827          15,992

   Prepaid expenses                                              10,170           9,434
----------------------------------------------------------------------------------------
           Total current assets                                 307,832         319,421

   Property, plant and equipment
      (net of accumulated depreciation of $160,529 and
      $141,691) (Notes 1 and 6)                                 419,755         377,128

   Patents, trademarks, proprietary technology and
      other intangibles (net of accumulated amortization
      of $204,916 and $192,631) (Notes 1 and 7)                 284,849         310,095

   Deferred charges and other assets
      (net of accumulated amortization of $52,687 and $52,029)   47,765          40,137
----------------------------------------------------------------------------------------
           Total assets                                      $1,060,201      $1,046,781
========================================================================================

        See accompanying notes to the consolidated financial statements.

First Brands Corporation and Subsidiaries

Consolidated Balance Sheets (continued)

                                                                           Years Ended
                                                                ---------------------------------
                                                                    June 30,          June 30,
(Dollars in thousands, except per share data)                          1998              1997
-------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

    Notes Payable                                                $    4,562        $    8,432

    Current maturities of long-term debt (Note 11)                    3,384             2,811

    Accrued income and other taxes (Note 14)                          8,253             7,373

    Accounts payable                                                 71,692            61,877

    Accrued liabilities (Note 9)                                     92,919           106,084
-------------------------------------------------------------------------------------------------
        Total current liabilities                                   180,810           186,577

    Long-term debt (Note 11)                                        388,054           380,467

    Deferred tax liability (Note 14)                                 78,788            65,348

    Other long-term obligations (Note 15)                            26,401            20,473

       Preferred stock, $1 par value, 10,000,000
          shares authorized; none issued                                 --                --

       Common stock, $0.01 par value, 120,000,000 shares
          authorized; 43,553,846 shares issued at June 30, 1998
          and 43,394,044 shares issued at June 30, 1997                 435               434

       Capital in excess of par value                               134,166           130,994

       Cumulative foreign currency translation adjustment           (27,556)          (12,455)

       Common stock in treasury, at cost; 4,407,000 shares at
          June 30, 1998 and 3,355,000 shares at June 30, 1997      (123,039)          (96,837)

       Retained earnings                                            402,142           371,780
-------------------------------------------------------------------------------------------------
          Total stockholders' equity                                386,148           393,916
-------------------------------------------------------------------------------------------------
          Total liabilities and stockholders' equity             $1,060,201        $1,046,781
=================================================================================================

        See accompanying notes to the consolidated financial statements.

First Brands Corporation and Subsidiaries

Consolidated Statements of Stockholders' Equity

                                                          Years Ended June 30, 1998, 1997 and 1996
                                    --------------------------------------------------------------------------------------
                                                                         Cumulative
                                         Common Stock          Capital      Foreign
                                    ----------------------   In Excess     Currency
                                         Shares        Par      of Par  Translation     Retained     Treasury
(Dollars in thousands)              Outstanding      Value       Value   Adjustment     Earnings        Stock        Total
-----------------------------------------------------------------------------------------------------------------------------
Balance as of June 30, 1995          20,935,314       $221    $120,914      $(7,173)    $278,649     $(40,433)    $352,178
Cash dividends (Note 1)                      --         --          --           --       (9,903)          --       (9,903)
Exercise of stock options               199,196          2       4,470           --           --           --        4,472
Tax benefit related to the exercise
   of employee stock options                 --         --       1,256           --           --           --        1,256
Net income                                   --         --          --           --       65,100           --       65,100
Purchase of treasury stock             (279,300)        --          --           --           --      (12,130)     (12,130)
Foreign currency translation
   adjustment                                --         --          --       (2,148)          --           --       (2,148)
Two-for-one stock split              20,795,376        208        (208)          --           --           --           --
-----------------------------------------------------------------------------------------------------------------------------
Balance as of June 30, 1996          41,650,586       $431    $126,432      $(9,321)    $333,846     $(52,563)    $398,825
Cash dividends (Note 1)                      --         --          --           --      (12,298)          --      (12,298)
Exercise of stock options               253,458          3       3,350           --           --           --        3,353
Tax benefit related to the exercise
   of employee stock options                 --         --       1,212           --           --           --        1,212
Net income                                   --         --          --           --       50,232           --       50,232
Purchase of treasury stock           (1,865,000)        --          --           --           --      (44,274)     (44,274)
Foreign currency translation
   adjustment                                --                     --       (3,134)          --           --       (3,134)
-----------------------------------------------------------------------------------------------------------------------------
Balance as of June 30, 1997          40,039,044       $434    $130,994     $(12,455)    $371,780     $(96,837)    $393,916
Cash dividends (Note 1)                      --         --          --           --      (15,046)          --      (15,046)
Exercise of stock options               159,802          1       2,101           --           --           --        2,102
Tax benefit related to the exercise
   of employee stock options                --          --       1,071           --           --           --        1,071
Net income                                  --          --          --           --       45,408           --       45,408
Purchase of treasury stock          (1,052,000)         --          --           --           --      (26,202)     (26,202)
Foreign currency translation
   adjustment                               --          --          --      (15,101)          --           --      (15,101)
-----------------------------------------------------------------------------------------------------------------------------
Balance as of June 30, 1998         39,146,846        $435    $134,166     $(27,556)    $402,142    $(123,039)    $386,148
====================================================================================================================================

        See accompanying notes to the consolidated financial statements.

First Brands Corporation and Subsidiaries

Consolidated Statements of Cash Flows

                                                                                                       Years Ended
                                                                                         -----------------------------------------
                                                                                         June 30,        June 30,        June 30,
(in thousands)                                                                              1998            1997            1996
----------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                                                            $45,408         $50,232         $65,100
   Adjustments to reconcile net income to net cash provided by operating  activities:
      Depreciation and amortization                                                       44,427          41,448          38,282
      Restructuring expense                                                                2,700          19,000              --
      Deferred income taxes                                                               19,722           5,808          25,808
      Amortization of gain on sale/leaseback                                                  --            (909)         (1,580)
      Cumulative effect of change in accounting principle                                  6,922              --              --
      Loss on repurchase of subordinated notes                                                --             633              --
   Change in non-cash current assets and liabilities, net of effect of businesses acquired:
      (Increase) in accounts receivable                                                   (5,712)        (25,674)        (12,052)
      (Increase) decrease in inventories                                                  (8,239)          4,405          11,836
      (Increase) in prepaid expenses                                                      (1,072)         (3,942)         (1,048)
      Increase (decrease) in accrued income and other taxes                                5,712           4,306          (7,263)
      Increase (decrease) in accounts payable                                             12,207          (9,808)        (10,937)
      (Decrease) in accrued liabilities                                                  (14,184)        (14,700)        (36,171)
      Other changes                                                                       (4,053)         (1,440)         (3,687)
----------------------------------------------------------------------------------------------------------------------------------
   Total adjustments                                                                      58,430          19,127           3,188
----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                103,838          69,359          68,288
----------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Capital expenditures                                                                  (44,480)        (41,960)        (42,293)
   Acquisition of leased assets                                                          (44,208)        (22,320)         (9,797)
   Acquisition of businesses, net of cash acquired                                            --        (160,210)        (32,255)
   Retirements of plant and equipment                                                      8,218           1,109           1,072
   Purchase and installation of software                                                 (13,514)        (10,564)         (5,518)
----------------------------------------------------------------------------------------------------------------------------------
Net cash (used) by investing activities                                                  (93,984)       (233,945)        (88,791)
----------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Increase in revolving credit facilities, net                                           18,899         135,143          35,000
   (Decrease) increase in other borrowings, net                                             (728)          4,149          (3,835)
   Increase in securitization of accounts receivable, net                                 15,000          15,000          10,000
   Issuance of 7 1/4% senior subordinated notes, net of underwriting discount                 --         149,025              --
   Repurchase of 9 1/8% senior subordinated notes                                             --        (100,000)             --
   Proceeds from settlement of Prestone note receivable                                       --          13,000              --
   Proceeds from exercise of stock options                                                 2,102           3,353           4,472
   Purchase of common stock for treasury                                                 (26,202)        (44,274)        (12,130)
   Dividends paid                                                                        (14,361)        (11,671)         (9,903)
----------------------------------------------------------------------------------------------------------------------------------
Net cash (used) provided by financing activities                                          (5,290)        163,725          23,604
----------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                       4,564            (861)          3,101
Cash and cash equivalents at beginning of year                                             7,465           8,326           5,225
----------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                                $ 12,029        $  7,465         $ 8,326
==================================================================================================================================

        See accompanying notes to the consolidated financial statements.

First Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements

1.  Summary of Significant
    Accounting Policies

First Brands Corporation and subsidiaries ("First Brands" or the "Company") engages in the development, manufacture, marketing and sale of consumer products sold under branded and private labels. Principal branded products include: GLAD and GLAD-LOCK (plastic wrap and bags); GLADWARE (plastic containers); STP (oil and fuel additives and other specialty automotive appearance products); SCOOP AWAY, EVER CLEAN, EVERFRESH and JOHNNY CAT (cat litters); and STARTERLOGG and HEARTHLOGG (wood fire starters and fire logs).

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

Inventories were composed of the following as of June 30, 1998 and 1997:

(In thousands)               1998           1997
-------------------------------------------------
Raw materials            $ 34,160       $ 34,518
Work in process             5,485          5,795
Finished goods            115,835        111,663
-------------------------------------------------
                         $155,480       $151,976
=================================================

Property, Plant and Equipment

Property, plant and equipment are carried at cost. Expenditures for replacements are capitalized and the replaced assets are retired. Depreciation is calculated on a straight-line basis over the estimated useful lives of the respective assets for accounting purposes. The Company capitalizes interest on major fixed asset additions during construction. Interest capitalized totaled $2,297,000, $1,864,000 and $2,017,000 in 1998, 1997 and 1996, respectively.

Patents, Trademarks, Proprietary Technology and Other Intangibles

Patents, trademarks, proprietary technology and other intangibles are carried at cost less accumulated amortization which is calculated on a straight-line basis over the estimated useful lives of the assets, not to exceed 40 years.

Deferred Charges and Other Assets

Deferred charges and other assets include financing costs that are amortized over the terms of the respective financing agreements, as well as long-term notes receivable, purchased software, investments and assets relating to the securitization of accounts receivable.

Research and Development

Research and development expenditures are charged to expense as incurred. Expenditures were $4,778,000, $5,043,000 and $4,789,000 in 1998, 1997 and 1996,
respectively.

Income and Dividends per Share

During fiscal 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS No. 128 replaces primary and fully diluted earnings per share ("EPS") with basic and diluted EPS, and requires dual presentation of basic and diluted EPS on the face of the income statement for all companies with complex capital structures. Basic EPS represents the earnings available for each common share outstanding during the period. Diluted EPS reflects earnings available for each common share after the affect of all potentially dilutive common shares, such as options, warrants and convertible securities. The number of weighted average shares used to calculate diluted EPS differs slightly from those shares used to calculate basic EPS due to the effect of employee stock options.

Cash dividends declared for fiscal 1998, 1997 and 1996 were $0.38, $0.30 and $0.24 per share, respectively.

Statement of Cash Flows

For purposes of the Statements of Cash Flows, the Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.

First Brands Corporation and Subsidiaries

Supplemental disclosure of cash flow information:

(In thousands)                         1998        1997        1996
--------------------------------------------------------------------
Cash paid during the  year for:
   Interest                         $32,705     $18,821     $23,674
   Income Taxes                     $16,378     $27,385     $34,380
====================================================================

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

Reclassification

Certain amounts for fiscal 1997 and 1996 have been reclassified to conform to the fiscal year 1998 classifications.

2.  Accounting Change

During the second quarter of fiscal 1998, the Company changed its accounting policy for costs associated with the business process re-engineering activities which relate to the Company's information system upgrade. In accordance with the Financial Accounting Standards Board ("FASB") Emerging Issues Task Force Issue No. 97-13, the Company is now expensing these process re-engineering costs. Prior to fiscal 1998, the Company capitalized these costs, intending to amortize them over a five to seven year period commencing with the implementation of the new information system. The cumulative effect of the accounting change principle resulted in a charge to earnings of $11,434,000 ($6,922,000 after taxes or $0.17 per diluted share). On a pro forma basis, the Company's reported net income for fiscal 1997 and 1996 would have been reduced by $5,069,000 ($0.12 per diluted share) and $1,022,000 ($0.02 per diluted share), respectively.

3. Restructuring

In fiscal 1997, the Company recorded a $19,000,000 restructuring charge ($11,590,000 after taxes or $0.28 per diluted share), for initiatives aimed at streamlining certain operating and administrative functions, reducing costs and improving operating efficiencies. During fiscal 1998, an additional charge of $2,700,000 ($1,668,000 after taxes or $0.04 per diluted share), was recorded to reflect greater than anticipated participation in the early retirement program along with revisions to earlier estimates, principally costs associated with employees. The total charge of $21,700,000 was composed of a $10,000,000 charge for employee related costs, primarily an early retirement window package and related costs to obtain personnel reductions and $11,700,000 related to asset write-downs and disposals, mainly of a distribution facility and adjacent office center in East Hartford, Connecticut. Substantially all restructuring liabilities have been paid or settled during fiscal 1998.

4. Acquisitions and Divestitures

Acquisitions

During fiscal 1998, the Company's New Zealand subsidiary acquired, for approximately $750,000, the XLO sponge brand in the New Zealand market. In fiscal 1997, the Company's South African subsidiary acquired 76% of the outstanding stock of Sealapac (PVT) LTD., a Zimbabwe manufacturer and marketer for the consumer products and commercial markets.

     On March 14, 1997, the Company purchased, for approximately $160,000,000, the NationalPak business in Australia and New Zealand from National Foods Limited. NationalPak manufacturers and markets consumer products such as plastic wrap and bags, aluminum foil and wiping cloths under the GLAD, CHUX, OSO, MONO and ROTA brand names. The acquisition was funded by long-term borrowings in the United States, Canada, Australia and New Zealand (see Note 11). During fiscal 1998, the Company sold to local management a 4.4% interest in the Australian subsidiary.

     On March 19, 1996, the Company purchased, for approximately $32,000,000, the net assets of Forest Technology Incorporated, the manufacturer and marketer of the STARTERLOGG and HEARTHLOGG brand of wood fire starters and fire logs.

     All of the above business and brand acquisitions have been accounted for by the purchase method, and accord-

First Brands Corporation and Subsidiaries ingly, the results of operations of NationalPak, Forest Technology, Sealapac and XLO are included in the Company's Consolidated Statements of Income from the respective dates of acquisition. The excess of costs over net assets acquired for the NationalPak and Forest Technology acquisitions were $63,100,000 and $30,100,000, respectively, and are being amortized over a forty year period on a straight line basis.

Divestitures

During fiscal 1997, the Company sold its SIMONIZ wax and polish business. The gain associated with the sale of the SIMONIZ business is reflected in Other income (expense), net in the fiscal 1997 Consolidated Statement of Income.

     Early in fiscal 1995, First Brands sold the Prestone antifreeze/coolant and car care business to Prestone Products Corporation ("Prestone"). During fiscal 1997, Prestone repaid a $13,000,000 loan (which for financial reporting purposes was valued at $9,000,000 at the time of the divestiture), resulting in a gain of approximately $2,700,000 that is reflected in Other income (expense), net, in the Consolidated Statement of Income.

5. Accounts Receivable

During fiscal 1998, the Company exercised its option to terminate a previous agreement to sell up to $100,000,000 in eligible trade accounts receivable. After terminating its previous agreement, the Company entered into a new three year agreement, with an automatic yearly renewal provision thereafter, for the sale of $100,000,000 in fractional ownership interest in a defined pool of eligible receivables. The new program increases the receivable pool which may be considered eligible, reduces the yearly service fees and provides for a lower discount rate. As of June 30, 1998 the entire $100,000,000 had been sold, reflecting a $15,000,000 increase over the prior year-end balance. The amounts sold are presented as reductions in accounts receivable on the accompanying Consolidated Balance Sheets. The costs associated with this program are reported as "Discount on sale of receivables."

6. Property, Plant and Equipment

Property, plant and equipment as of June 30, 1998 and 1997 consisted of:

                                                                Useful
(In thousands)                    1998           1997            Lives
-------------------------------------------------------------------------
Land and
   Improvements              $  14,052      $  18,713               --
Buildings                       70,552         77,847      30-40 years
Machinery and
   Equipment                   479,060        404,019      13-15 years
Other                           16,620         18,240        3-5 years
-------------------------------------------------------------------------
                               580,284        518,819
Less:  Accumulated
   depreciation               (160,529)      (141,691)
-------------------------------------------------------------------------
                             $ 419,755      $ 377,128
=========================================================================

     Depreciation expense was $31,009,000, $29,042,000 and $25,149,000 in fiscal
1998, 1997 and 1996, respectively.

7.  Patents, Trademarks, Proprietary Technology and Other Intangibles

The Company periodically reviews the carrying value of intangible assets to determine whether the carrying amount of an asset is recoverable. The primary indicators of recoverability are current or forecasted profitability of the related acquired business, measured as profit before interest and amortization of the related intangible assets compared to their carrying values. For the three-year periods ended June 30, 1998, 1997 and 1996 there were no material adjustments to the carrying values of intangible assets resulting from these evaluations.

Patents, trademarks, proprietary technology and other intangibles as of June 30, 1998 and 1997 consisted of:

                                                                Useful
(In thousands)                    1998           1997            Lives
-------------------------------------------------------------------------
Trademarks                   $ 117,201      $ 116,866         40 years
Patents, proprietary
   technology and
   other intangibles           163,371        162,658         10-17 years
Excess of cost over
   net assets
   acquired                    209,193        223,202            40 years
-------------------------------------------------------------------------
                               489,765        502,726

Less: Accumulated
   amortization               (204,916)      (192,631)
-------------------------------------------------------------------------
                             $ 284,849      $ 310,095
=========================================================================

First Brands Corporation and Subsidiaries

8. Notes Payable

The Notes payable consisted of international subsidiaries' working capital borrowings with local banks totaling $4,562,000 and $8,432,000 at June 30, 1998 and 1997, respectively. The international credit facilities, which aggregate $17,456,000, are generally secured by the assets of the respective international subsidiary, with approximately $2,024,000 at one international subsidiary guaranteed by First Brands Corporation (U.S.). The Company also borrows against an unsecured domestic line of credit and at June 30, 1998 and 1997, the entire $15,000,000 available under this facility was unused. The average borrowings outstanding and average interest rates charged during fiscal 1998 and 1997 were $14,600,000 at 11.3% and $10,750,000 at 10.2%, respectively.

9. Accrued Liabilities

Accrued liabilities as of June 30, 1998 and 1997 consisted of the following:

(In thousands)                                               1998           1997
--------------------------------------------------------------------------------
Interest                                                  $ 5,764        $ 6,494
Employee benefits and wages                                 9,410          9,295
Marketing and sales programs                               44,997         54,384
Raw material purchases                                     16,220         14,314
Other                                                      16,528         21,597
--------------------------------------------------------------------------------
                                                          $92,919       $106,084
================================================================================

10. Financial Instruments

The Company has entered into various interest rate swap agreements to transform a portion of its variable rate debt into fixed rate obligations. According to the provisions of these agreements, the Company will pay between 5.45% and 7.07% fixed interest for up to five years and will receive floating rate counter payments (5.64% at June 30, 1998). A majority of the swap agreements provide for a five year renewal at the counterparties discretion. The difference between interest paid and received is included as an adjustment to interest expense. The notional amount of the contracts is approximately $127,000,000. The fair value of each swap agreement may generate a gain or loss depending on the estimated amounts that the Company would pay to terminate the agreement based on the prevailing and anticipated interest rates at the reporting dates.

     To limit the impact of exchange rate fluctuations resulting from anticipated inventory purchases and intercompany transactions, the Company periodically enters into foreign currency contracts. Outstanding contracts totaled approximately $24,775,000 and $40,875,000 as of June 30, 1998 and 1997, respectively. Contracts outstanding as of June 30, 1998 will mature over the next ten years.

     The Company has entered into various contracts to partially stabilize the cost, at or below the market average over the last four years, of its polyethylene resin requirements. Fixed price contracts cover about 37% of the Company's domestic resin requirements and have various maturities through 2006. There is also a "collar" contract protecting a range of prices covering an additional 20% of the Company's domestic resin requirements.

     The Company considers the risks associated with its interest, currency and resin contracts to be relatively low because of the Company's policy to only enter into agreements with strong credit worthy counterparties. Gains and losses on the currency impact of cross border transactions and the effect of foreign currency contracts are recorded in Other income (expense), net in the Consolidated Statement of Income. During fiscal 1998 a net credit of $1,900,000 was recorded from these transactions and during fiscal 1997 the net loss was immaterial. Gains and losses on resin and interest contracts are recognized into earnings when the related transactions being hedged are completed. There were no significant gains or losses associated with these contracts in fiscal 1998 and 1997.

     Other financial instruments include cash and cash equivalents, accounts and notes receivable, notes payable, accounts payable and long-term debt. Because of the short-term nature of cash and cash equivalents, accounts and notes receivable, notes payable and accounts payable, their carrying value approximates fair value. A portion of the Company's long-term debt consists of variable rate instruments, therefore the carrying value approximates fair value. The fair value of the Company's long-term fixed rate debt approximates the carrying value as of June 30, 1998 and 1997.

First Brands Corporation and Subsidiaries

11. Long-term Debt

First Brands had the following long-term debt as of June 30, 1998 and 1997:

(In thousands)                                                 1998         1997
--------------------------------------------------------------------------------
Senior Debt(a):
   $300,000,000 Revolving Credit
      Facility, 5 year term expiring
      February 2002, interest at prime
      rate, LIBOR plus .275% or CD rate
      plus .4%; facility fee of .15%                       $190,000     $162,000
   $59,354,000 Australian and New Zealand
      Credit Facility, 7 year term
      expiring March 2004, interest at
      local Bill Rate plus .7%                               42,745       58,727
   $9,575,000 Canadian Credit Facility,
      5 year term expiring March 2002,
      interest at Canadian prime rate,
      LIBOR plus .425% or Canadian
      Bankers Acceptance plus .425%                           3,424        8,619
Other                                                         5,269        3,932
--------------------------------------------------------------------------------
                                                            241,438      233,278
Less current maturities                                      (3,384)      (2,811)
--------------------------------------------------------------------------------
   Senior Debt                                              238,054      230,467
Subordinated Debt(b):
   7 1/4% Senior Notes Due 2007                             150,000      150,000
--------------------------------------------------------------------------------
                                                           $388,054     $380,467
================================================================================

(a) The Company's revolving credit facility is unsecured and requires no compensating balance, however it does have certain restrictive covenants, the most significant of which relates to the ratio of debt to equity, dividend payments and stock repurchases.

    The seven-year $59,354,000 Australian and New Zealand credit facility is composed of two parts; one of which was used to acquire the NationalPak business (see Note 4) and a second part that can be used for working capital needs. There are fixed periodic payments associated with the acquisition borrowing and the working capital borrowing can be drawn on and repaid at NationalPak's discretion. The facility is secured by the accounts receivable, inventory and fixed assets of NationalPak.

    The five-year $9,575,000 Canadian credit facility requires fixed periodic payments. The facility is secured by the accounts receivable, inventory and fixed assets of the Canadian business.

(b) The $150,000,000, 7 1/4% Senior Notes (the "7 1/4% Notes") which were issued during fiscal 1997 will become due on March 1, 2007. Proceeds from the sale of the 7 1/4% Notes were used to redeem all of the Company's previously issued 9 1/8% Senior Subordinated Notes (the "9 1/8% Notes") and to reduce bank debt. The write-off of unamortized issuance costs and other expenses associated with the repurchase of the 9 1/8% Notes was recorded as an extraordinary charge on the Company's Consolidated Statement of Income.

    The 7 1/4% Note Indenture contains certain restrictive covenants and limitations the most significant of which relates to the Company's right to incur debt and to engage in certain sale and leaseback transactions.

     First Brands was in compliance with all the covenants of the senior and subordinated debt agreements at June 30, 1998.

     Principal payments due on long-term debt (including current maturities) will require the following future payments: $3,384,000 in fiscal 1999, $4,223,000 in fiscal 2000, $4,834,000 in fiscal 2001, $199,002,000 in fiscal
2002, $6,309,000 in fiscal 2003 and $173,686,000 thereafter.



12. Leases

During fiscal 1998, the Company acquired all remaining domestic production equipment which had been previously leased. These assets were associated with sale and leaseback agreements and were classified as operating leases in accordance with SFAS No. 13 "Accounting for Leases."

     The Company leases various warehousing, production and office facilities under operating lease agreements. Lease terms generally range from one to fifteen years with options to renew.

     Lease commitments under non-cancelable operating leases extending for one year or more require the following future payments: $5,955,000 in 1999, $5,200,000 in 2000, $4,680,000 in 2001, $4,185,000 in 2002, $3,950,000 in 2003
and $13,785,000 thereafter. The total rental expense under operating leases was $10,338,000, $16,035,000 and $20,856,000 for the years ended June 30, 1998, 1997 and 1996, respectively.

13. Capital Stock

First Brands has four stock option plans ("the plans") three of which are for certain key employees and one for non-employee directors. The plans' objectives are to establish a direct link between the financial interest of eligible employees and the performance of the Company and to attract and retain the most qualified personnel. Stock options are primarily performance-based and have terms that are not more than ten years from the date of grant. The exercise price for

First Brands Corporation and Subsidiaries stock options may not be less than the fair market value of the Common Stock on the date of grant and such options will vest over a period determined by the Compensation Committee of the Board of Directors. As of June 30, 1998, the total number of options available for grant are 2,017,652.

     Options granted to certain personnel contain restricted and limited stock appreciation rights ("LSAR's"). LSAR's may be granted in tandem with a stock option grant or at any time following the stock option grant and are only exercisable upon a change of control of the Company. LSAR's will exercise automatically following certain changes in control of the Company, and upon such exercise the grantee, in cancellation of the underlying stock options, will receive cash equal to the excess of the fair market value of each share of Common Stock subject to the limited stock appreciation right over the exercise price of the underlying stock option. LSAR's have been granted with respect to 1,288,000 shares.

     A summary of the options transactions for the years ended June 30, 1998, 1997 and 1996 follows:

                                         1998             1997              1996
--------------------------------------------------------------------------------
Options outstanding,
   beginning of fiscal
   year                             3,257,472        2,943,822        2,613,380
Options granted--
   per share
   $22.53-$28.25                       20,000          573,000          669,000
Options exercised--
   per share
   $9.50-$22.52                      (159,802)        (253,350)        (328,558)
Options canceled--
   per share
   $16.38-$28.25                      (26,500)          (6,000)         (10,000)
--------------------------------------------------------------------------------
Options outstanding,
   end  of fiscal year              3,091,170        3,257,472        2,943,822
--------------------------------------------------------------------------------
Exercisable at June 30              1,934,670        2,028,472        2,287,822
================================================================================

     The following tables set forth information regarding stock options outstanding and those options which are exercisable as of June 30, 1998:

        OPTIONS                                         Weighted     Weighted
      OUTSTANDING                      Stock             Average      Average
Range of                             Options            Exercise    Remaining
Exercise Prices                  Outstanding               Price         Life
-----------------------------------------------------------------------------
$9.50-$12.66                         699,170              $11.81          2.7
$14.66-$22.60                      1,786,000              $18.03          6.2
$26.00-$28.25                        606,000              $25.87          8.8
-----------------------------------------------------------------------------
                                   3,091,170              $18.16          5.9
=============================================================================

         OPTIONS                                                       Weighted
       EXERCISABLE                                 Stock                Average
Range of                                         Options               Exercise
Exercise Prices                              Exercisable                  Price
-------------------------------------------------------------------------------
$9.50-$12.66                                     699,170                 $11.81
$14.66-$22.60                                  1,192,500                 $15.79
$26.00-$28.25                                     43,000                 $23.84
-------------------------------------------------------------------------------
                                               1,934,670                 $14.53
===============================================================================

     The Company adopted the disclosure-only provision of SFAS No. 123 "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for its time vested option plans. If the Company had elected to adopt the recognition provision of SFAS No. 123, income and per share amounts would be the following:

                                            1998            1997            1996
--------------------------------------------------------------------------------
Income before
   extraordinary loss and
   accounting change:
      As reported                        $52,330         $50,865         $65,100
      Pro forma                           51,744          50,265          64,461
Basic earnings per share:
      As reported                        $  1.32         $  1.25         $  1.56
      Pro forma                             1.31            1.23            1.55
Diluted earnings per share:
      As reported                        $  1.29         $  1.22         $  1.53
      Pro forma                             1.28            1.20            1.51
================================================================================

     The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted-average assumptions:

                                             1998           1997           1996
-------------------------------------------------------------------------------
Dividend yield                               1.5%           1.3%           1.3%
Risk free interest rate                      5.5%           5.3%           5.3%
Expected volatility rate                    42.6%          25.8%          21.9%
Expected life                           7.7 years      7.6 years      7.3 years
===============================================================================

14.  Income Taxes

The geographic components of earnings before income taxes, extraordinary loss and cumulative change in accounting principle are as follows:

(In thousands)                            1998             1997             1996
--------------------------------------------------------------------------------
United States                          $74,951          $75,790         $100,236
International                            9,743            7,608            8,683
--------------------------------------------------------------------------------
                                       $84,694          $83,398         $108,919
================================================================================

First Brands Corporation and Subsidiaries

     Total income taxes for the years ended June 30, 1998, 1997 and 1996 were allocated as follows:

(In thousands)                               1998           1997           1996
-------------------------------------------------------------------------------
Income before
   extraordinary loss and
   cumulative change in
   accounting principle                   $32,364        $32,533        $43,819
Extraordinary loss                           --             (415)          --
Cumulative change in
   accounting principle                    (4,512)          --             --
Stockholders' equity, for
   compensation expense
   for tax purposes in
   excess of amounts
   recognized for financial
   reporting purposes                      (1,071)        (1,212)        (1,256)
--------------------------------------------------------------------------------
                                          $26,781        $30,906        $42,563
================================================================================

     Income tax expense attributable to income before extraordinary loss and cumulative change in accounting principle for the years ended June 30, 1998, 1997 and 1996 consists of the following:

(In thousands)                            1998             1997            1996
-------------------------------------------------------------------------------
Current:
   Federal                             $ 6,765          $20,418         $11,640
   State                                 1,071            3,539           2,566
   Foreign                               4,806            2,768           3,805
-------------------------------------------------------------------------------
      Total current                     12,642           26,725          18,011
-------------------------------------------------------------------------------
Deferred:
   Federal                              17,037            4,638          20,916
   State                                 3,355            1,028           5,275
   Foreign                                (670)             142            (383)
-------------------------------------------------------------------------------
      Total deferred                    19,722            5,808          25,808
-------------------------------------------------------------------------------
                                       $32,364          $32,533         $43,819
===============================================================================

     The fiscal 1998 increase in deferred income tax expense and decrease in current income tax expense relate primarily to information system expenditures, restructuring charges and changes in various accruals.

     Income tax expense attributable to income before extraordinary loss differs from the amounts computed by applying the U.S. federal tax rate of 35 percent to pre-tax income before extraordinary loss as a result of the following:

(In thousands)                                1998           1997           1996
--------------------------------------------------------------------------------
Computed "expected"
   tax expense                             $29,643        $29,189        $38,122
Adjustments resulting
   from:
      Amortization of
         goodwill                              788            703            440
      State income taxes,
         net of federal
         income tax benefit                  2,877          2,919          4,713
      Foreign income tax in
         excess of statutory
         rate                                  726            238            478
      Other, net                            (1,670)          (516)            66
--------------------------------------------------------------------------------
Actual tax expense                         $32,364        $32,533        $43,819
================================================================================

     The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 1998 and 1997 are presented below:

(In thousands)                                      1998                   1997
-------------------------------------------------------------------------------
Current deferred tax assets:
   Accounts receivable reserves                 $  2,557               $  2,969
   Difference between book and
      tax basis of inventories                     3,539                  3,882
   Accrued liabilities, not
      deductible until paid                        5,731                  9,141
-------------------------------------------------------------------------------
Total current deferred tax assets                 11,827                 15,992
-------------------------------------------------------------------------------
Long-term deferred tax assets:
   Pensions, other post employment
      benefits and deferred
      compensation                                 9,127                  6,423
   Intangible asset, not
      amortized for tax                            7,344                  7,374
-------------------------------------------------------------------------------
Total long-term deferred tax assets               16,471                 13,797
-------------------------------------------------------------------------------
Long-term deferred tax liabilities:
   Plant and equipment, principally
      due to differences in
      depreciation                               (82,472)               (73,373)
   Deferred charges, principally
      purchase accounting and
      information systems                        (11,715)                (4,110)
   Foreign subsidiaries                           (1,072)                (1,662)
-------------------------------------------------------------------------------
Total long-term deferred
   tax liabilities                               (95,259)               (79,145)
-------------------------------------------------------------------------------
Long-term deferred tax
   liability, net                                (78,788)               (65,348)
-------------------------------------------------------------------------------
Net deferred tax liability                      $(66,961)              $(49,356)
================================================================================

First Brands Corporation and Subsidiaries

     Management of the Company has determined, based on the Company's history of operating earnings and its expected income, that operating income will more likely than not be sufficient to fully utilize these deferred tax assets as they mature.

     The Company has not provided for Federal income taxes on the undistributed income of its international subsidiaries because it is the Company's intention to reinvest such undistributed income. Cumulative undistributed earnings for which no U.S. tax has been provided were $51,403,000, $48,787,000 and $44,921,000 for the years ended June 30, 1998, 1997 and 1996 respectively.

15. Employee Benefits

Retirement Plans

In the U.S., First Brands maintains a non-contributory defined benefit retirement plan ("pension plan") for some employees and a defined contribution pre and post-tax savings plans ("savings plan") for all employees.

     The Company contributes to the savings plan account of each eligible employee. Any regular employee of First Brands or its domestic subsidiaries is eligible to participate in the amended savings plan. The Company matches 50% of employee contributions up to the lower of statutory limits or 3% of base pay. Savings plan expense for the years ended June 30, 1998, 1997 and 1996 totaled $2,442,000, $2,194,000 and $2,028,000, respectively. The Company also maintains a noncontributory profit sharing plan, to which it provides a profit sharing contribution to each eligible employee's account in the savings plan. The contribution is discretionary and is based on the Company's operating performance. The Company's profit sharing contributions are in the form of existing issued and outstanding shares of First Brands Common Stock. The costs associated with the profit sharing plan were approximately $423,000, $445,000 and $730,000 for the fiscal years ended June 30, 1998, 1997 and 1996, respectively.

     The pension plan for First Brands in the U.S., and certain of its international subsidiaries provides defined benefits that are based on years of credited service, highest average compensation (as defined) and the primary social security benefit. Beginning January 2000, in the U.S. the pension plan formula changes to a defined benefit plan based on years of credited service and career average compensation. Pension plan assets primarily consist of corporate equities, as well as corporate and government fixed income obligations. Contributions to the plan are based upon the projected unit credit actuarial cost funding method and are limited to amounts that are currently deductible for tax purposes. Prior service costs are amortized on a straight-line basis over the average remaining service period for active plan participants.

     The Company's U.S. early retirement program (see Note 3) resulted in a special actuarial termination charge of $1,400,000 for fiscal 1997. This charge was increased by an additional $28,000 during fiscal 1998 to reflect actual participation in the early retirement program. The Company's Canadian subsidiary terminated its defined pension plan and transferred all eligible employees to a new group registered retirement savings plan ("RRSP") which provides essentially the same benefits as the former plan. As a result of the plan termination, the Company recognized a $530,000 curtailment gain during fiscal 1997. Costs associated with the Canadian RRSP were approximately $250,000 for fiscal 1998.

     The following table sets forth the combined domestic and international plans' net pension cost, funded status and amounts recognized in the Company's Consolidated Financial Statements at June 30, 1998, 1997 and 1996:

(In thousands)                               1998           1997           1996
-------------------------------------------------------------------------------
Net pension cost
   included the following
   components:
      Service cost--
         benefits earned
         during the period                $ 3,229        $ 3,275        $ 3,455
      Interest cost on
         projected benefit
         obligations                        6,307          6,177          4,984
      Actual return on plan
         assets                            (6,724)        (6,898)        (6,838)
      Net amortization and
         deferral                            (797)          (816)           (81)
      Cost of Special
         termination benefit                   28          1,400             --
      Curtailment (gain)                       --           (530)            --
--------------------------------------------------------------------------------
                                          $ 2,043        $ 2,608        $ 1,520
================================================================================

First Brands Corporation and Subsidiaries

(In thousands)                                         1998                 1997
--------------------------------------------------------------------------------
Reconciliation of funded status:
   Vested accumulated benefit
      obligation                                   $ 74,250             $ 57,755
   Non-vested accumulated benefit
      obligation                                      8,104                6,753
--------------------------------------------------------------------------------
   Accumulated benefit obligation                    82,354               64,508
   Additional liability based on
      projected compensation                         14,793               18,251
--------------------------------------------------------------------------------
   Projected benefit obligation                      97,147               82,759
   Fair value of plan assets                         89,489               80,375
--------------------------------------------------------------------------------
   Plan assets less than projected
      benefit obligation                              7,658                2,384
   Unrecognized prior service
      benefit                                         6,940                7,577
   Unrecognized net (loss)                           (3,499)                (407)
--------------------------------------------------------------------------------
   Net pension liability recognized in
      the consolidated balance sheet                 11,099                9,554
================================================================================

     To calculate the expense and liability associated with its pension plans, the Company utilizes the following assumptions:

                                          1998           1997           1996
-----------------------------------------------------------------------------
DOMESTIC
   Discount rate                           7.0%           8.0%           8.0%
   Compensation
      increase rate                        4.0%           4.5%           4.5%
   Expected long-term
      return on plan assets                9.5%           9.5%           9.5%
INTERNATIONAL
   Discount rate                           5.5%      6.0%-8.5%           8.5%
   Compensation
      increase rate                        4.0%      4.0%-5.0%           5.0%
   Expected long-term
      return on plan assets                7.0%      7.5%-8.5%           8.5%
-----------------------------------------------------------------------------

     In the U.S. federal law restricts the amount of benefits that can be paid from a qualified plan. First Brands maintains an unfunded non-qualified plan, the effect of which is to award retirement benefits to all employees on a uniform basis. Expenses associated with this plan were $485,000, $564,000, $297,000 during 1998, 1997 and 1996, respectively.

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

     Following is an analysis of postretirement benefit costs for fiscal 1998, 1997 and 1996:

(In thousands)                               1998           1997            1996
--------------------------------------------------------------------------------
Service cost                              $   274        $   370         $   297
Interest cost                               1,371          1,129           1,112
Unrecognized net (gain)                        --            (36)             --
Amortization of prior
   service cost                                92             92              --
Amortization of
   transition obligation                      583            583             583
--------------------------------------------------------------------------------
Net postretirement
   benefit cost                             2,320          2,138           1,992
Cost of special
   termination benefit                        183          1,600              --
--------------------------------------------------------------------------------
                                          $ 2,503        $ 3,738         $ 1,992
================================================================================

     During fiscal 1997, the Company announced an early retirement program (see
Note 3) for which it recorded a special actuarial termination charge of $1,600,000. This charge was increased by an additional $183,000 during fiscal 1998 to reflect actual participation in the early retirement program.

     The Company's accumulated postretirement benefit obligation (the transition obligation) at June 30, 1998 and 1997 is composed of the following components:

(In thousands)                                       1998                   1997
--------------------------------------------------------------------------------
Accumulated postretirement
   benefit obligation:
      Retirees                                   $ 13,551               $  7,926
      Fully eligible active plan
         participants                               1,033                  3,011
      Active plan participants not
         fully eligible                             5,157                  5,770
--------------------------------------------------------------------------------
Total                                              19,741                 16,707
Unrecognized transition obligation                 (8,798)                (9,381)
Unrecognized prior service cost                    (1,140)                (1,232)
Unrecognized gain (loss)                             (115)                 2,202
--------------------------------------------------------------------------------
Accrued unfunded postretirement
   benefit cost                                  $  9,688               $  8,296
================================================================================

     The discount rate used in determining the accumulated postretirement benefit obligation was 7% and 8% for fiscal 1998 and 1997, respectively. The assumed health care cost trend rate used to measure the accumulated postretirement benefit obligation was 9.5% in 1998 and is expected to gradually decline .5% per year to an ultimate rate of 5% in fiscal year 2007. A 1% increase in the assumed health care cost trend rate for each year would increase the accumulated

First Brands Corporation and Subsidiaries postretirement benefit obligation as of June 30, 1998 by $670,000 and increase the service and interest cost for 1998 by $62,000.

16. Commitments, Contingencies and Related Parties

Litigation

The Company is subject to various claims and contingencies related to lawsuits, taxes, environmental and other matters arising out of the normal course of business. Management believes that the ultimate liability, if any, arising from these claims and contingencies is not likely to have a material adverse effect on the Company's annual results of operations or financial condition.

Related Parties

Beginning in January, 1997, Alfred E. Dudley, a Director and former Chairman of the Company, was retained as a consultant. For these services, he was paid a yearly consulting fee of $100,000 in fiscal 1998 and 1997.

     The Company has utilized the services of Lee Hill Incorporated, a marketing services company, of which James R. McManus, a Director of First Brands, was the owner. For fiscal 1998 the total fees paid to Lee Hill Incorporated were $118,000. During September 1997, Mr. McManus sold his interest in Lee Hill.

     The Company believes that each of the related party transactions described above were on terms as fair to the Company as could have been obtained from unaffiliated third parties.

Other

The Company is a party to a contract with Union Carbide that provides for the purchase of a substantial portion of the Company's primary raw material requirements for plastic wrap and bags through December 31, 1999. The pricing provisions in the Company's present supply contracts are designed to be responsive to market conditions of the relevant raw materials.

17. Geographic Segment Data

The following is a summary of net sales, operating profit, and identifiable assets in the United States and internationally in 1998, 1997 and 1996:

(In thousands)                   1998                     1997             1996
-------------------------------------------------------------------------------
Revenues:
   United States          $   972,638              $   954,411      $   932,183
   International              231,032                  165,487          140,839
-------------------------------------------------------------------------------
                          $ 1,203,670              $ 1,119,898      $ 1,073,022
===============================================================================
Operating profit:
   United States          $   118,663              $   130,032      $   135,500
   International               23,493                   15,355           12,513
   Less Corporate
      Expense                 (20,097)                 (20,189)         (19,412)
   Restructuring
      Expense                  (2,700)                 (19,000)              --
--------------------------------------------------------------------------------
                          $   119,359              $   106,198      $   128,601
================================================================================
Identifiable assets:
   United States          $   876,092              $   835,821      $   775,447
   International              184,109                  210,960           85,433
--------------------------------------------------------------------------------
                          $ 1,060,201              $ 1,046,781      $   860,880
================================================================================

     Operating profit reflects net sales less cost of goods sold, selling, general and administrative expenses, amortization and other depreciation and restructuring expenses.

     Included in U.S. revenues are export sales totaling $36,780,000, $42,076,000 and $37,055,000 during the years ended June 30, 1998, 1997 and 1996, respectively. The Company does not believe that it is dependent on any single customer, however, net sales to its largest customer accounted for approximately 12% of total sales for the years ended June 30, 1998, 1997 and 1996.

18. Accounting Pronouncements

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income and its components in a full set of financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of prior year financial statements is required.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which expands annual financial statement disclosures about operating segments and establishes disclosure requirements concerning a company's products, customers and geographic areas. Selected information about operating segments is also required for interim financial reports issued to shareholders. Financial statement disclosures for prior periods are required to be restated.

     In February 1998, the FASB issued SFAS No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits," which amends the disclosure requirements previously established by SFAS No. 87, 88 and 106. The new disclosure requirements are intended to

First Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)


standardize the reporting of pensions and other postretirement benefits. While SFAS No. 132 does not change the measurement or recognition requirements of those plans, it does require some new information from plan sponsors and allows for the elimination of other information which is no longer considered useful. Restatement of disclosure for earlier periods is required, unless such information is not readily available.

     The Company plans to adopt each of the above pronouncements in its fiscal year beginning July 1, 1998. While the adoption of SFAS No. 130, 131 and 132 will have no impact on First Brands results of operations, cash flows or financial position, the Company is currently evaluating the appropriate format of disclosure for each pronouncement.

19.  Subsequent Event

On July 2, 1998, the Company entered into an agreement to acquire, for approximately $53,000,000, the HANDI WIPES and WASH 'N DRI brands from the Colgate-Palmolive Company. The acquisition, which will be accounted for as a purchase, is expected to be completed during the first quarter of fiscal 1999 and will be financed through borrowings from the Company's revolving credit facility.

20.  Quarterly Financial Data (Unaudited)

Year Ended June 30, 1998

                                            Quarters Ended
                        --------------------------------------------------------
(In thousands, except   Sept. 30,        Dec. 31,        Mar. 31,       June 30,
per share amounts)          1997            1997            1998           1998
--------------------------------------------------------------------------------
Net sales               $269,480        $309,282        $296,414       $328,494
Gross profit              86,285         112,288         105,436        123,791
Income before
   cumulative
   change(a)              12,173          13,307          16,038         10,812
Net income                12,173           6,385          16,038         10,812
Per common
   share:
      Basic
         Income
         before
         cumulative
         change(a)         $0.30           $0.33           $0.41          $0.28
   Net income              $0.30           $0.16           $0.41          $0.28
--------------------------------------------------------------------------------
      Diluted
         Income
         before
         cumulative
         change(a)         $0.30           $0.33           $0.40          $0.27
Net income                 $0.30           $0.16           $0.40          $0.27
================================================================================


Year Ended June 30, 1997
                                            Quarters Ended
                        --------------------------------------------------------
(In thousands, except   Sept. 30,        Dec. 31,        Mar. 31,       June 30,
per share amounts)          1996            1996            1997           1997
--------------------------------------------------------------------------------
Net sales               $255,597        $279,952        $264,886       $319,463
Gross profit              88,189         101,719          96,122        120,182
Income before
   extraordinary
   loss(a)                18,007          15,351          16,054          1,453
Net income                18,007          15,351          15,421          1,453
Per common
   share:
   Basic
      Income
      before
      extraordinary
      loss(a)              $0.44           $0.38           $0.40          $0.04
   Net income              $0.44           $0.38           $0.38          $0.04
--------------------------------------------------------------------------------
   Diluted
      Income
      before
      extraordinary
      loss(a)              $0.43           $0.37           $0.39          $0.04
   Net income              $0.43           $0.37           $0.37          $0.04
================================================================================

(a) The fourth quarter of fiscal 1997 and the second quarter of fiscal 1998, include a $19,000 and $2,700 charge for restructuring expenses, respectively.

                    INDEPENDENT AUDITORS' REPORT ON SCHEDULE

The Board of Directors
FIRST BRANDS CORPORATION:

     Under date of August 6, 1998, we reported on the consolidated balance sheets of First Brands Corporation and subsidiaries as of June 30, 1998 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended June 30, 1998 as referenced in the annual report on Form 10-K for the year 1998, which report refers to a change in the method of accounting for business process re-engineering cost. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in Item 14 of the annual report on Form 10-K for the year 1998. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

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

                                                 /s/ KPMG PEAT MARWICK LLP
                                                 ...............................
                                                     KPMG PEAT MARWICK LLP

New York, New York
August 6, 1998

                                                                   SCHEDULE VIII

                   FIRST BRANDS CORPORATION AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                FOR THE YEARS ENDED JUNE 30, 1998, 1997 AND 1996

                                                                               ADDITIONS
                                                                 BALANCE AT    CHARGED TO                      BALANCE
                                                                 BEGINNING      COST AND                       AT END
                                                                 OF PERIOD      EXPENSES     DEDUCTIONS(a)    OF PERIOD
                                                                 ----------    ----------    -------------    ---------
                                                                                     (IN THOUSANDS)
                                                                             FOR THE YEAR ENDED JUNE 30, 1998
                                                                 ------------------------------------------------------

Allowance for doubtful accounts and discounts.................    $ 11,599      $ 41,517       $ (42,292)      $10,824
                                                                 ----------    ----------    -------------    ---------
                                                                 ----------    ----------    -------------    ---------


                                                                            FOR THE YEAR ENDED JUNE 30, 1997
                                                                 ------------------------------------------------------

Allowance for doubtful accounts and discounts.................    $  9,552      $ 39,732       $ (37,685)      $11,599
                                                                 ----------    ----------    -------------    ---------
                                                                 ----------    ----------    -------------    ---------

                                                                            FOR THE YEAR ENDED JUNE 30, 1996
                                                                 ------------------------------------------------------

Allowance for doubtful accounts and discounts.................    $  8,498      $ 36,590       $ (35,536)      $ 9,552
                                                                 ----------    ----------    -------------    ---------
                                                                 ----------    ----------    -------------    ---------

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

August 5, 1998

     Pursuant to the requirement of the Securities Exchange Act of 1934, this report has also been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                SIGNATURE                                      TITLE                              DATE
                ---------                                      -----                              -----


        /S/ WILLIAM V. STEPHENSON           Chairman, President, Chief Executive Officer     August 5, 1998
 .........................................    and Director
         (WILLIAM V. STEPHENSON)

          /S/ THOMAS H. ROWLAND             Executive Vice President and Director            August 5, 1998
 .........................................
           (THOMAS H. ROWLAND)

          /S/ DONALD A. DESANTIS            Senior Vice President and Chief Financial        August 5, 1998
 .........................................    Officer
           (DONALD A. DESANTIS)

         /S/ ROBERT E. BERNSTOCK            Director                                         August 5, 1998
 .........................................
          (ROBERT E. BERNSTOCK)

           /S/ ALFRED E. DUDLEY             Director                                         August 5, 1998
 .........................................
            (ALFRED E. DUDLEY)

           /S/ JOHN C. FERRIES              Director                                         August 5, 1998
 .........................................
            (JOHN C. FERRIES)

            /S/ JAMES R. MAHER              Director                                         August 5, 1998
 .........................................
             (JAMES R. MAHER)

           /S/ JAMES R. MCMANUS             Director                                         August 5, 1998
 .........................................
            (JAMES R. MCMANUS)

             /S/ DENIS NEWMAN               Director                                         August 5, 1998
 .........................................
              (DENIS NEWMAN)

           /S/ ERVIN R. SHAMES              Director                                         August 5, 1998
 .........................................
            (ERVIN R. SHAMES)

           /S/ ROBERT G. TOBIN              Director                                         August 5, 1998
 .........................................
            (ROBERT G. TOBIN)

                                  EXHIBIT INDEX

Exhibit
Number                        Description of Exhibit
------                        ----------------------

3.1        --  Restated  Certificate of Incorporation of the Company, as amended to November 6, 1996. Incorporated by reference to Exhibit 4(a) to the Company's Registration Statement on Form S-8 filed by the Company on February 3, 1997.

3.2       --   By-Laws  of  the  Company,   as  amended  to  January  20,  1995.
               Incorporated by reference to Exhibit 3.2 of the Company's  Annual
               Report on Form  10-K for the  fiscal  year  ended  June 30,  1995
               (Commission File No. 1-10395).

4.1       --   Indenture  dated as of March 1, 1997  between the Company and The
               Bank of New York,  relating to the 7.25%  Senior  Notes due 2007.
               Incorporated  by  reference  to  Exhibit  4.1  to  the  Company's
               Registration  Statement on Form S-4 filed by the Company on April
               24, 1997.

4.2       --   Purchase  Agreement  dated as of March 5, 1997 among the Company,
               Bear  Stearns  & Co.  Inc.,  TD  Securities  (USA)  Inc.,  Credit
               Lyonnais  Securities  (USA) Inc. and First Union Capital  Markets
               Corp., relating to the 7.25% Senior Notes due 2007.  Incorporated by  reference  to  Exhibit  4.2  to  the  Company's  Registration
               Statement on Form S-4 filed by the Company on April 24, 1997.

4.3       --   Registration Rights Agreement dated as of March 5, 1997 among the
               Company,  Bear  Stearns & Co.  Inc.,  TD  Securities  (USA) Inc.,
               Credit  Lyonnais  Securities  (USA) Inc. and First Union  Capital
               Markets  Corp.,  relating  to the  7.25%  Senior  Notes due 2007.
               Incorporated  by  reference  to  Exhibit  4.3  to  the  Company's
               Registration  Statement on Form S-4 filed by the Company on April
               24, 1997.

4.4       --   Rights Agreement, dated as of March 22, 1996, between the Company
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

10.1      --   Amended and Restated Credit  Agreement,  dated as of February 28,
               1997, among the Company,  The Chase Manhattan Bank, as Agent, and
               The Several Lenders Parties thereto. Incorporated by reference to
               Exhibit 10.1 to the Company's  Registration Statement on Form S-4
               filed by the Company on April 24, 1997.

10.2*     --   Receivables  Purchase Agreement,  dated as of June 5, 1998, among the Company,  First Brands  Funding Inc.,  Market Street  Funding
               Corporation and PNC Bank, National  Association,  relating to the
               Company's trade receivables-backed financing.

10.3*     --   Purchase and Sale Agreement,  dated as of June 5, 1998, among the
               Company,  A & M Products Inc.,  Himolene  Incorporated  and First
               Brands   Funding   Inc.,   relating   to  the   Company's   trade
               receivables-backed financing.

10.4      --   Amended  Long-Term  Incentive Plan.  Incorporated by reference to
               Exhibit 10.34 to the Company's Annual Report on Form 10-K for the
               fiscal year ended June 30, 1990 (Commission File No. 1-10395).


10.5      --   First  Brands  Corporation  1994  Performance  Stock  Option  and
               Incentive  Plan.  Incorporated  by  reference to Exhibit A to the
               Definitive  Proxy  Statement for Annual Meeting of  Stockholders,
               filed by the Company on September 28, 1993  (Commission  File No.
               1-10395).

10.6      --   First  Brands  Corporation  Non-Employee  Directors  Stock Option
               Plan.  Incorporated  by reference to Exhibit A to the  Definitive
               Proxy Statement for Annual Meeting of Stockholders,  filed by the
               Company on September 26, 1995 (Commission File No. 1-10395).

10.7      --   First Brands Corporation  Annual Incentive Plan.  Incorporated by
               reference  to Exhibit A to the  Definitive  Proxy  Statement  for
               Annual Meeting of Stockholders, filed by the Company on September
               26, 1995 (Commission File No. 1-10395).

10.8      --   First  Brands  Corporation  1998  Performance  Stock  Option  and
               Incentive  Plan.  Incorporated  by  reference to Exhibit A to the
               Definitive  Proxy  Statement for Annual Meeting of  Stockholders,
               filed by the Company on September 26, 1997  (Commission  File No.
               1-10395).

10.12  (a)--   Purchase and Sale Agreement,  dated as of June 30, 1994,  between the Company and  Vestar/Freeze  Holdings  Corporation  and Vestar
               Equity Partners, L.P., relating to the sale by the Company of its
               businesses  of  developing,  manufacturing,   marketing,  selling
               and/or distributing automotive antifreeze,  cooling system tools, cooling  system  chemicals  for  cleaning  and  sealing  leaks in automotive cooling systems, ice-fighting products, PRESTONE brake fluid  products,  PRESTONE  power steering  fluid  products,  and
               PRESTONE  transmission  stop leak fluid products,  and antifreeze recycling  business.  Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, filed by the Company on
               September 12, 1994 (Commission File No. 1-10395).

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

-----------

* Filed herewith

                          STATEMENT OF DIFFERENCES
                          ------------------------

  The section symbol shall be expressed as............................... 'SS'