Form 10-Q
period 1998-09-30
FIRST BRANDS CORP
filed 1998-11-09
CIK 797320

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED  SEPTEMBER 30, 1998                   COMMISSION FILE NUMBER
                  -------------------                            1-10395
                                                                 -------

                            FIRST BRANDS CORPORATION

             (Exact name of registrant as specified in its charter)

       DELAWARE                                             06-1171404
 ----------------------                                  -------------------
 State of Incorporation                                     (IRS Employer
                                                         Identification No.)

              83 Wooster Heights Rd., Building 301
                          P.O. Box 1911
                    Danbury, Connecticut                       06813-1911
            ----------------------------------------           ----------
            (Address of principal executive offices)           (Zip Code)

        Registrant's telephone number, including area code    203-731-2300
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

                           YES  X               NO
                               ---                 ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            CLASS                            Outstanding at November 1, 1998
   ----------------------------              -------------------------------
   Common Stock, $.01 par value                     39,024,514 shares



                            FIRST BRANDS CORPORATION

                               INDEX TO FORM 10-Q

                                                                                   PAGE
                                                                                   ----

PART I - FINANCIAL INFORMATION
------------------------------


Item 1.  Financial Statements

Consolidated Condensed Statements of Income -
 For the Three Month Periods
 Ended September 30, 1998 and 1997......................................              3

Consolidated Condensed Balance Sheets -
 September 30, 1998 and June 30, 1998...................................              4

Consolidated Condensed Statement of Stockholders'
 Equity - For the Three Month Period
 Ended September 30, 1998...............................................              5

Consolidated Condensed Statements of Cash
 Flows - For the Three Month Periods
 Ended September 30, 1998 and 1997......................................              6

Notes to Consolidated Condensed Financial
 Statements.............................................................            7-9

Item 2.   Management's Discussion and Analysis
 of Results of Operations and Financial Condition.......................          10-12

Independent Auditors' Review Report.....................................             13


PART II - OTHER INFORMATION
---------------------------


Item 1. Legal Proceedings...............................................             14

Items 2 - 6.............................................................             14

SIGNATURE...............................................................             15
---------


                               FIRST BRANDS CORPORATION
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                   -------------------------------------------
                                   (UNAUDITED)


                                                       THREE MONTHS            THREE MONTHS
                                                           ENDED                   ENDED
                                                       SEPTEMBER 30,           SEPTEMBER 30,
                                                           1998                    1997
                                                       -------------           -------------
(in thousands - except per share amounts)

Net sales........................................        $ 291,509                 $ 269,480
Cost of goods sold...............................          188,859                   183,195
Selling, general and
  administrative expenses........................           65,720                    53,911
Amortization and other depreciation..............            4,004                     3,860
Interest expense and amortization of debt
  discount and expense...........................            7,199                     7,114
Discount on sale of receivables..................            1,487                     1,147
Other income (expense), net......................             (670)                     (288)
                                                          ---------               ----------
Income before provision for income taxes.........           23,570                    19,965
Provision for income taxes.......................            9,250                     7,792
                                                         ---------                   -------
Net income.......................................         $ 14,320                  $ 12,173
                                                          ========                  ========

Basic earnings per common share (Note 6):

   Net income....................................          $  0.37                   $  0.30
                                                           =======                   =======

Based on the following number of shares..........           39,039                    39,942
                                                            ======                    ======


Diluted earnings per common share (Note 6):

Net income.......................................          $  0.36                   $  0.30
                                                           =======                   =======

Based on the following number of shares..........           39,677                    40,775
                                                            ======                    ======


     SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                            FIRST BRANDS CORPORATION
                            ------------------------
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      -------------------------------------


                                                         SEPTEMBER 30,              JUNE 30,
(dollars in thousands - except share amounts)                 1998                    1998
                                                        ---------------         ------------
                                                          (UNAUDITED)
ASSETS:
Cash and cash equivalents...........................     $     19,115            $    12,029
Accounts and notes receivable - net.................           95,103                130,874
Inventories.........................................          154,106                155,480
Deferred tax assets.................................           12,209                 11,827
Prepaid expenses....................................            4,564                 10,170
                                                         ------------            -----------
  Total current assets..............................          285,097                320,380

Property, plant and equipment (net of accumulated
  depreciation of $169,126 and $160,529)............          418,199                419,755
Patents, trademarks, proprietary technology
  and other intangibles (net of accumulated
  amortization of $207,857 and $204,916)............          332,505                284,849
Deferred charges and other assets (net of
  accumulated amortization of $53,166 and $52,687)..           35,404                 35,217
                                                         ------------            -----------
          Total assets..............................     $  1,071,205            $ 1,060,201
                                                         ============            ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:

Liabilities
Notes payable.......................................     $      4,280            $     4,562
Current maturities of long-term debt................            3,184                  3,384
Accrued income and other taxes......................           15,871                  8,253
Accounts payable....................................           40,294                 71,692
Accrued liabilities.................................           67,837                 92,919
                                                         ------------            -----------
     Total current liabilities......................          131,466                180,810

Long-term debt......................................          443,785                388,054
Deferred taxes payable..............................           79,023                 78,788
Other long-term obligations.........................           26,955                 26,401

Stockholders' Equity
Preferred stock, $1 par value, 10,000,000
  shares authorized; none issued....................               -                      -
Common stock, $0.01 par value, 120,000,000 shares
  authorized and 43,553,846 shares issued at September 30,
  1998 and June 30, 1998............................              435                    435
Capital in excess of par value......................          134,166                134,166
Cumulative foreign currency translation adjustment..          (31,310)               (27,556)
Common stock in treasury, at cost; 4,534,000 shares at
 September 30, 1998 and 4,407,000 shares at June 30, 1998    (125,872)              (123,039)
Retained earnings...................................          412,557                402,142
                                                         ------------            -----------
     Total stockholders' equity.....................          389,976                386,148
                                                         ------------            -----------
          Total liabilities and stockholders' equity     $  1,071,205            $ 1,060,201
                                                         ============            ===========



     SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.
                                       -4-

                            FIRST BRANDS CORPORATION
            CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
               FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 1998
               ---------------------------------------------------
                                   (UNAUDITED)




                                                    Cumulative
                                         Capital      Foreign
                           Common       in Excess    Currency
                            Stock         of Par    Translation    Treasury      Retained
(in thousands)            Par Value       Value      Adjustment     Stock        Earnings      Total
                          ---------     ---------   -----------   ---------      --------      -----

Balance as of
 June 30, 1998 .........   $     435    $ 134,166   $ (27,556)   $ (123,039)     $ 402,142    $ 386,148

Cash Dividends .........         --            --          --            --         (3,905)      (3,905)

Purchase of
 Treasury Stock ........         --            --          --        (2,833)            --       (2,833)

Net Income .............         --            --          --            --         14,320       14,320

Foreign Currency
 Translation Adjustment          --            --      (3,754)           --             --       (3,754)
                           ---------    ---------   ----------   -----------    ----------    ---------

Balance as of
 September 30, 1998 ....   $     435    $ 134,166   $ (31,310)   $ (125,872)     $ 412,557    $ 389,976
                           =========    =========   ==========   ===========     =========    =========








     SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                            FIRST BRANDS CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                                   (UNAUDITED)

                                                          THREE MONTHS   THREE MONTHS
                                                              ENDED          ENDED
                                                          SEPTEMBER 30,  SEPTEMBER 30,
                                                              1998            1997
                                                         --------------  -------------
  (in thousands)
Cash flows from operating activities:
  Net income .............................................   $ 14,320    $ 12,173
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization ........................     13,214      11,625
    Deferred income taxes ................................        214       2,997
Change in certain non-cash current assets and liabilities:
       Decrease in accounts receivable ...................     34,841      32,897
       (Increase) in inventories .........................        (39)    (12,642)
       Decrease in prepaid expenses ......................      5,558         252
       Increase in accrued income and other taxes ........      7,697       3,557
       (Decrease) in accounts payable ....................    (31,076)    (15,212)
       (Decrease) in accrued liabilities .................    (24,686)    (32,552)
  Other changes ..........................................        546       1,984
                                                             --------    --------
      Total adjustments ..................................      6,269      (7,094)
                                                             --------    --------
Net cash provided by operating activities ................     20,589       5,079
                                                             --------    --------

Cash flows from investing activities:
   Capital expenditures ..................................     (9,667)     (8,234)
   Acquisition of leased assets ..........................       --       (10,208)
   Acquisition of business ...............................    (53,000)       --
   Purchase and installation of information system .......     (1,237)     (2,727)
                                                             --------    --------
Net cash (used for) investing activities .................    (63,904)    (21,169)
                                                             --------    --------

Cash flows from financing activities:
    Increase in credit facility borrowings, net ..........     57,331      26,345
    (Decrease) increase in other borrowings, net .........       (181)     14,522
    (Decrease) in securitization of accounts receivable ..       --
                                                                          (15,000)
    Proceeds from exercise of stock options ..............       --           787
    Purchase of common stock for treasury ................     (2,833)     (5,627)
    Dividends paid .......................................     (3,916)     (3,207)
                                                             --------    --------
Net cash  provided by financing activities ...............     50,401      17,820
                                                             --------    --------

Net increase in cash and cash equivalents ................      7,086       1,730
Cash and cash equivalents at beginning of period .........     12,029       7,465
                                                             --------    --------
Cash and cash equivalents at end of period ...............   $ 19,115    $  9,195
                                                             ========    ========




     SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                            FIRST BRANDS CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              ----------------------------------------------------

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated condensed financial statements include all adjustments (all of which were of a normal recurring nature) necessary to fairly present the results of operations for the interim periods. All material intercompany transactions and balances have been eliminated. The results of operations for the three month period ended September 30, 1998 are not necessarily indicative of the results for a full year.

First Brands Corporation ("First Brands" or the "Company") is engaged in the development, manufacture, marketing and sale of consumer products under branded and private labels. Principal branded products include: GLAD and GLAD-LOCK (plastic wrap and bags); GLADWARE (plastic containers); HANDI WIPES and WASH `N DRI (cleaning cloths); STP (oil and fuel additives and other specialty automotive products); SCOOP AWAY, EVER CLEAN, EVERFRESH and JONNY CAT (cat litters) and STARTERLOGG (fire starters) and HEARTHLOGG (fire logs).

 INVENTORIES

Inventories were comprised of:

                                                         September 30,      June 30,
                                                              1998            1998
                                                         -----------        --------
                                                                (in thousands)
    Raw materials...................................     $  33,261       $   34,160
    Work-in-process.................................         5,416            5,485
    Finished goods..................................       115,429          115,835
                                                         ---------        ---------
        Total.......................................     $ 154,106        $ 155,480
                                                         =========        =========

2.  LONG-TERM DEBT

First Brands had long-term debt outstanding as of September 30, 1998 and June 30, 1998 as follows:

                                                                                 September 30,     June 30,
                                                                                     1998            1998
                                                                                 -------------     --------
                                                                                        (in thousands)

    $300,000,000 Revolving Credit Facility, 5 year term expiring February 2002, interest at prime rate, LIBOR plus .275% or CD rate plus .4%; facility
      fee of .15% .............................................................   $ 247,000    $ 190,000
    $150,000,000 7 1/4% Senior Notes Due 2007 .................................     150,000      150,000
    $54,717,000 Australian and New Zealand Credit
       Facility, 7 year term expiring September 2004,
       interest at local Bill Rate plus .7% ...................................      38,996       42,745
    $9,139,000 Canadian Credit Facility, 5 year term expiring September 2002, interest at Canadian prime rate, LIBOR plus .425% or Canadian
       Bankers Acceptance plus .425% ..........................................       5,493        3,424
    Other .....................................................................       5,480        5,269
                                                                                  ---------    ---------
                                                                                    446,969      391,438
    Less: current maturities ..................................................      (3,184)      (3,384)
                                                                                  ---------    ---------
Total long-term debt ..........................................................   $ 443,785    $ 388,054
                                                                                  =========    =========

The Company's revolving credit facility is unsecured, however, it does contain certain restrictive covenants pertaining to the ratio of debt to equity, dividend payments and stock repurchases.

The Australian and New Zealand credit facility is composed of two parts; one of which was used to acquire the NationalPak business and a second part which can be used for working capital needs. There are fixed periodic payments associated with the acquisition borrowing. The working capital borrowing can be drawn on and repaid at NationalPak's discretion. The facility is secured by the accounts receivable, inventory and fixed assets of NationalPak.

The Canadian credit facility requires fixed periodic payments. The facility is secured by the accounts receivable, inventory and fixed assets of the Canadian business.

The 7 1/4% Note Indenture contains certain restrictive covenants and limitations principally relating to the Company's right to incur debt and to engage in certain sale and leaseback transactions.

First Brands was in compliance with the covenants of all debt agreements at September 30, 1998.

3. ACCOUNTS RECEIVABLE

The Company is engaged in a program to sell up to $100,000,000 in fractional ownership interest in a defined pool of eligible trade accounts receivable. As of September 30, 1998 the entire $100,000,000 had been sold. The amounts sold are reflected as a reduction in accounts receivable on the accompanying Consolidated Condensed Balance Sheets and costs associated with this program are recorded on the Consolidated Condensed Statements of Income as discount on sale of receivables.

4.  NOTES PAYABLE

Notes payable at September 30, 1998 of $4,280,000 consisted of the Company's international subsidiaries' working capital borrowings with local lenders. The Company's international working capital credit facilities aggregate $16,978,000 and are generally secured by the assets of the respective subsidiaries, with approximately $2,000,000 of the availability at one subsidiary being guaranteed by First Brands Corporation (U.S.). The Company also borrows against an unsecured domestic line of credit and at September 30, 1998, the entire $15,000,000 available under this facility was unused.

5.  TAXES

The provision for income tax expense for the three months ended September 30, 1998 and 1997 consists of the following:

                                                                        Three Months
                                                                            Ended
                                                                        September 30,
                                                                       ---------------
                                                                       1998       1997
                                                                       ----       ----
                                                                        (in thousands)
       Current:
        Federal......................                               $ 6,683    $ 3,200
        State........................                                 1,454        754
        Foreign......................                                   899        841
                                                                     ------     ------
            Total current............                                 9,036      4,795
       Deferred:
        Federal......................                                    87      2,397
        State........................                                    19        531
        Foreign......................                                   108         69
                                                                    -------    -------
            Total deferred...........                                   214      2,997
                                                                     ------      -----
                Total provision......                               $ 9,250    $ 7,792
                                                                      =====      =====

6.  EARNINGS PER SHARE AND DIVIDENDS

Basic earnings per share ("EPS") represents the earnings available to each common share outstanding during the reporting period. Diluted EPS reflects the earnings available to each common share after the effect of dilutive stock options. For the Company, the numerator is constant for both the basic and diluted calculation. The denominator used in the diluted EPS calculation was increased by 638,000 and 833,000 common share equivalents pertaining to stock options for the three months ended September 30, 1998 and 1997, respectively.

The Company has paid its shareholders quarterly cash dividends of $0.10 and $0.08 per share for the first quarter of fiscal 1999 and 1998, respectively.

7.  ACQUISITION

On August 31, 1998, the Company acquired, for approximately $53,000,000, the HANDI WIPES and WASH `N DRI business from the Colgate-Palmolive Company. This business is the leader in sales of reusable cleaning cloths and individually wrapped pre-moistened towelettes in the U.S. and Puerto Rico. The acquisition was accounted for as a purchase and was financed through borrowings from the Company's revolving credit facility.

8.  COMPREHENSIVE INCOME

As of July 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and displaying comprehensive income and its components. The only component of comprehensive income which affects the Company is foreign currency translation adjustments. Since the Company does not provide for U.S. taxes on undistributed foreign earnings, the impact of foreign currency translation adjustments is not tax effected. Comprehensive income for the three months ended September 30, 1998 and 1997 consists of the following:

                                                                        Three Months
                                                                            Ended
                                                                        September 30,
                                                                       ---------------
                                                                       1998       1997
                                                                       ----       ----
                                                                          (thousands)

        Net income.................................                $ 14,320   $ 12,173
        Foreign currency translation adjustments...                  (3,754)    (2,699)
                                                                     -------    -------
        Comprehensive income.......................                $ 10,566   $  9,474
                                                                   ========  =========



Accumulated other comprehensive income as of September 30, 1998 and June 30, 1998 consisted solely of foreign currency translation adjustments with debit balances of $31,310,000 and $27,556,000, respectively.

9.  SUBSEQUENT EVENTS

On October 18, 1998, the Company's Board of Directors approved an Agreement and Plan of Merger, providing for the acquisition of First Brands by The Clorox Company. In the merger, each outstanding share of First Brands stock will be converted into a fraction of a Clorox share with a value equal to $39, provided the average closing price of Clorox stock stays between $80 and $115 in the 10 day period ending 5 days before the date of the merger. If the average closing price of Clorox stock is higher than $115 during such period, each outstanding share of First Brands stock will be converted into 0.3391 of a Clorox share. If the average closing price of Clorox stock is less than $80 during such period, each share of First Brands stock will be converted into 0.4875 of a Clorox share. The transaction, which is expected to be completed in the first quarter of calendar 1999, will be treated as a pooling of interests for accounting purposes and is structured to be non-taxable to stockholders (except for cash received in lieu of fractional shares).

                            FIRST BRANDS CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion and analysis of the consolidated results of operations for the three month periods ended September 30, 1998 should be read in conjunction with the accompanying unaudited Consolidated Condensed Financial Statements and related Notes. The Company is primarily engaged in the development, manufacture, marketing and sale of leading consumer products. The Company's products which include "GLAD", "GLAD-LOCK", "GLADWARE", "HANDI WIPES", "WASH `N DRI", "STP", "SCOOP AWAY", "EVERFRESH", "EVER CLEAN", "JONNY CAT", "STARTERLOGG" and "HEARTHLOGG" can be found in mass merchandise stores, chain supermarkets and other retail outlets. The Company believes that the significant market positions occupied by its products are attributable to brand name recognition, comprehensive product offerings, continued product innovation, strong emphasis on vendor support and aggressive advertising and promotion.

RESULTS OF OPERATIONS
---------------------

The following table sets forth the percentages of net sales of the Company represented by the components of income and expense for the three month periods ended September 30, 1998 and 1997:

                                                     Three Months
                                                        Ended
                                                    September 30,
                                                   ----------------
                                                    1998       1997
                                                   ------     ------

   Net sales..................................     100.0%     100.0%

   Cost of goods sold.........................      64.8       68.0
                                                   ------     -----

   Gross profit...............................      35.2       32.0

   Selling, general, and
     administrative expenses..................      22.5       20.0

   Amortization and other depreciation........       1.4        1.4

   Interest expense and amortization of debt
     discount and expense.....................       2.5        2.7

   Discount on sale of receivables............       0.5        0.4

   Other income (expense), net................      (0.2)      (0.1)
                                                   ------     ------

   Income before provision for income taxes....      8.1        7.4

   Provision for income taxes..................      3.2        2.9
                                                    -----      -----

   Net income..................................      4.9%       4.5%
                                                    ====       ====


                QUARTER ENDED SEPTEMBER 30, 1998 COMPARED TO THE
                ------------------------------------------------
                        QUARTER ENDED SEPTEMBER 30, 1997
                        --------------------------------

Sales for the quarter ended September 30, 1998 increased $22,029,000 or 8%, to $291,509,000, from the prior year's sales of $269,480,000. Household product sales increased 14%, reflecting strong domestic sales within the GLAD and GLADLOCK product lines, along with higher sales from new GLADWARE products. International sales of household products, on a U.S. dollar basis, were lower than the previous year due to unfavorable foreign exchange rates. Excluding the negative effect of currency exchange rates, on a local currency basis, foreign sales of household products increased 3%. Automotive product sales were down 13% for the quarter, primarily due to a reduction of sales to Asian customers resulting from economic problems in that geographic region. Pet product sales grew 7% over the prior year due to continued market growth.

Cost of goods sold for the quarter was $188,859,000, 103% of last year's $183,195,000. Gross profit of $102,650,000 (35.2% of sales) was 119% of last year's $86,285,000 (32.0% of sales). Increased costs reflect higher sales volumes, while the higher gross margin percentage primarily reflects a favorable sales mix along with lower raw material costs.

Selling, general and administrative expenses of $65,720,000 (22.5% of sales), were 122% of last year's $53,911,000 (20.0% of sales). The increase over last year reflects additional costs relating to new products, a shift in the timing of certain household product promotions, reduced trade promotions and the costs associated with the re-staging of various litter products.

Amortization and other depreciation expense for the quarter was $4,004,000, 104% of the prior year's $3,860,000. The higher cost reflects amortization expense associated with the Company's new information system and additional goodwill amortization relating to the HANDI WIPES acquisition. Debt financing, as reflected in interest expense and discount on sale of receivables, increased during the current quarter primarily due to the higher debt levels associated with the acquisition of HANDI WIPES. Discount on sale of receivables reflects the costs associated with the sale of a fractional ownership interest, without recourse, in a defined pool of the Company's eligible trade accounts receivable.

The Company's effective tax rate for the quarter was 39.2%, compared to the prior year's rate of 39.0%.


                               FINANCIAL CONDITION
                               -------------------

Worldwide credit facilities in place at September 30, 1998 aggregated $398,374,000 of which $100,031,000 was available, but unused. For the three months ending September 30, 1998, the Company repurchased common shares valued at $2,833,000.

Based on the Company's ability to generate funds from operations and the availability of credit under its financing facilities, management believes it will have the funds necessary to meet all of its described financing requirements and all other financial obligations.

As more fully discussed in Note 9 to the Consolidated Condensed Financial Statements, the Company has entered into an agreement for the proposed acquisition of First Brands by The Clorox Company. The transaction, is expected to be completed in the first quarter of calendar 1999 and will be treated as a pooling of interests for accounting purposes.

                CAUTIONARY STATEMENT AND "SAFE HARBOR" PROVISIONS
             OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 are contained within this report, reflecting management's current estimate of future events. These forward-looking statements are based on many assumptions, primarily related to the Company's proposed merger with The Clorox Company and the Company's expected operating performance. Forward-looking statements contain a number of risks and uncertainties including changes in consumer demand, changes in prices of raw materials, changes in distribution channels and competitive conditions, consumer acceptance of new product lines, the Company's ability to control internal costs, the successful development of new technologies, the implementation of strategic initiatives and general economic conditions. Accordingly, such forward-looking statements should not be relied upon as a prediction of actual results.



               REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

First Brands' independent certified public accountants have performed a limited review of the financial information furnished herein in accordance with standards established by the American Institute of Certified Public Accountants. The Independent Auditors' Review Report is presented on Page 13 of this report.

                       Independent Auditors' Review Report
                       -----------------------------------




The Board of Directors
First Brands Corporation:

We have reviewed the consolidated condensed balance sheet of First Brands Corporation and subsidiaries as of September 30, 1998, and the related consolidated condensed statements of income for the three month periods ended September 30, 1998 and 1997, the consolidated condensed statements of cash flows for the three month periods ended September 30, 1998 and 1997, and the consolidated condensed statement of stockholders' equity for the three month period ended September 30, 1998. These consolidated condensed financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of First Brands Corporation and subsidiaries as of June 30, 1998, and the related consolidated statement of income, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated August 6, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of June 30, 1998, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                                   /s/ KPMG Peat Marwick LLP



New York, New York
October 23, 1998

                              PART II - OTHER INFORMATION
                              ---------------------------

Item 1.             Legal Proceedings
                    -----------------
                    None.



Item 2.             Changes in Securities
                    ---------------------
                    None.


Item 3.             Defaults Upon Senior Securities
                    -------------------------------
                    None.


Item 4.             Submission of Matters to a Vote of Security Holders
                    ---------------------------------------------------
                    None.


Item 5.             Other Information
                    -----------------
                    None.



Item 6.             Exhibits and Reports on Form 8-K
                    --------------------------------

              A. Exhibit Index:
              -----------------


Exhibit
 Number                       Description of Exhibit
-------                       ----------------------
11*      --    Computation of Net Income Per Common Share
15*      --    Accountants' Acknowledgment
27*      --    EDGAR Financial Data Schedule
------------

* Filed herewith

          B. Reports on Form 8-K
          ----------------------
          None.

                                    SIGNATURE
                                    ---------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            FIRST BRANDS CORPORATION
                            ------------------------
                                  (Registrant)






Date: November 4, 1998                      By:  /s/ Donald A. DeSantis
      ----------------                          --------------------------
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